Form 10KSB
period 2003-12-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2004-05-12
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

[X]            ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[   ]            TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-50520

Biomass Processing Technology, Inc.

(Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0638890

(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3222 Commerce Place, Suite A, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

(561) 684-6611

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.02 par value

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [   ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

The issuer’s revenues for the fiscal year ended December 31, 2003 were $2,171,718.

As of April 29, 2004, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold as of March 4, 2004, was $80,551,152.

As of April 29, 2004, there were 69,618,038 shares of Common Stock issued and outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes [X] No [   ]

Caution Regarding Forward-Looking Information

     All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by the Company in light of the Company’s experience and the Company’s assessment of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks include, among others, the risks described below under “Description of Business – Risk Factors”.

     Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company’s business operations.

PART I

Item 1. Description of Business.

     Biomass Processing Technology, Inc. (the “Company”) was incorporated in Delaware on January 30, 1996. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.02 par value (“Common Stock”), of which, as of December 31, 2003, 69,431,788 shares were issued and outstanding. The Company is a development stage company, as its planned principal operations have not commenced, and has not conducted significant operations or generated significant operating revenues since its inception. The Company spent $3,925,982 on research and development activities during 2002, and $2,651,722 on such activities during 2003. The Company has incurred a net operating loss each year since its inception. The Company’s management team devotes most of their activities to establishing the Company’s business, the development of a detailed business plan and marketing strategy and raising the funds required to develop and operate the business successfully. The Company conducts its business activities directly and through its wholly owned subsidiaries Omni Environmental Corp., BPT CAV1 Corporation and BPT Intellectual Property Corporation. References to “the Company” below generally refer to the Company and its wholly-owned subsidiaries, collectively. As of December 31, 2003, the Company had 23 employees, all of whom were full-time employees.

     The following description of the business of the Company is intended to provide an understanding of the proposed products of the Company and the direction of the Company’s business strategy. As the Company is in the developmental stage, any focus described below may change and different initiatives may be pursued, although none are presently contemplated.

Summary of Operations

     The principal business of the Company is the development and commercialization of its proprietary technology, through the application of which biomass material may be converted into its constituent components using a hydrolysis and fermentation-based process (“the process”), and basic feedstocks and other products may be produced for the animal feed, food, chemical and energy markets. The “biomass material” susceptible of being converted through the Company’s process consists of all living or recently living animal and vegetative life forms and the materials exuded by those life forms. This biomass material does not include fossil deposits of animal or vegetative life forms, such as coal and oil. The types of biomass material to be processed by the Company include animal waste, cane stalks, corn stalks, trees, limbs, grass, the bagasse byproduct of sugar cane processing and other vegetative life forms.

     The Company intends to sell the nutrient products of the biomass material it processes as animal feed and feed supplements, and to use those products as raw material to produce higher value products. The Company also seeks to develop additional commercial applications of its technology and may consider licensing its technology to third parties. The Company currently expects to derive revenues from its technology and related assets through the processing of biomass material acquired from third parties at the Company’s combined animal and vegetative processing (CAV) facilities, the sale of certain byproducts of that processing and the use of certain of those byproducts as raw material to produce and sell higher value products. The Company may also derive revenues from licensing its technology to third parties for additional commercial applications it may develop.

Processing of Biomass Material

     Overview

     The nature of the Company’s processing operations in any given context will depend upon the following factors:

•	the type of biomass source material being used;

•	the type of production facility being used;

•	the hydrolysis and fermentation process;

•	the types of byproducts produced by the process; and

•	the type of end product the Company intends to market (which will in some cases be identical to a byproduct produced by the process).

     Types of Biomass Source Material

     The Company uses two principal types of biomass material in its process: animal-based material and vegetative material. Animal-based biomass materials used by the Company include:

•	manure; and

•	organic material used in animal operations for bedding or other purposes.

     Animal-based biomass material is available from animal-based farming operations, including dairy farms and livestock producers. The Company has an agreement with an Okeechobee, Florida dairy farm that provides it with animal-based biomass material at no cost to the Company. See “Dairy Animal Waste Processing, Okeechobee, Florida” below. The Company has installed piping over the dairy farm’s land that will transfer the farm’s animal waste materials directly to the Company’s CAV1 facility for processing. The Company expects to seek to enter into similar arrangements with other area dairy farmers once the CAV1 facility becomes operational.

     Vegetative biomass materials used by the Company include:

•	crop residue, such as straw and bagasse (which is the residue from the processing of sugar cane);

•	yard waste residue, such as lawn clippings and palm fronds stored at landfills; and

•	commercially available feedstock, such as molasses, phosphates and ammonia.

     Vegetative biomass material is available to the Company from the St. Lucie County landfill operation described below under “Activities at St. Lucie County Landfill.” The Company currently processes vegetative waste for St. Lucie County, Florida, under a contract that provides for the Company to be paid a fee per ton of waste processed. The Company’s cost of receiving and processing the vegetative waste under this contract, including the transportation of the processed waste to the Company’s CAV1 facility, has been slightly less than the revenues it receives, therefore the net cost of this form of biomass to the Company has been less than zero.

     Because the principal source materials for the Company’s process constitute refuse, these materials are generally available to the Company at little or no cost from landfills or directly from the suppliers whose operations generate these biomass materials. The Company expects that in many cases the supplier will pay the Company for the removal of the refuse. Thus the Company’s principal cost in obtaining biomass source material is expected to be the cost of collection, transportation and storage of that material.

     Types of Production Facilities

     A description of the Company’s production facilities is provided below under “Item 2 – Description of Property.”

     Description of the Process and Types of Byproducts Produced by the Process

     The Company’s process for animal-based biomass material converts such material into three products: high quality live yeast suitable for use in animal feed products; water that is sufficiently clean for irrigation purposes; and solids that may be used as fertilizer. The Company’s process for animal-based biomass material extracts phosphorus and nitrogen from animal biomass, thus providing the Company with a free supply of these materials. The Company intends to use these materials to convert other intermediate byproducts of the Company’s process into marketable products. The Company’s process requires considerable use of both electrical and thermal energy. Unanticipated increases in the cost of energy or the unavailability of energy at the Company’s facilities will adversely affect the business of the Company.

     The Company’s process, as applied to vegetative biomass material, produces the following three byproducts:

•	five carbon sugars, such as xylose;

•	six carbon sugars, such as glucose; and

•	lignin, a natural polymer.

     To the extent these byproducts are not directly marketable, the Company intends to subject them to additional processing to produce marketable products. The Company has completed research to convert these byproducts to marketable commodity products. The general process design of the Company is to exploit the sugar elements of each byproduct by fermenting the sugars with various yeast species, and then to produce the yeast species as products. Production of these yeast products requires significant phosphorus and nitrogen as raw material. As described above, this phosphorus and nitrogen is available to the Company as a byproduct of the processing of animal-based biomass material. Yeast products are widely used in livestock, pet food and human nutrition as a source of highly digestible protein, vitamins, and minerals.

     The Company expects to use low or no-cost raw material in its processing operations. The Company expects to acquire its raw materials from animal-based agricultural operations and from vegetative waste collection operations. The Company currently processes vegetative waste for St. Lucie County, Florida, under a contract that provides for the Company to be paid a fee per ton of waste processed. The Company’s cost of receiving and processing the vegetative waste under this contract has been slightly less than the revenues it receives, therefore the net cost of this form of biomass to the Company has been less than zero. The Company also expects that by employing advanced process control technology, its labor costs associated with its processing operations will be comparatively low. The Company expects that its products will be comparable in quality to the highest cost products currently available, and that its low raw material and labor costs may afford the Company a competitive pricing advantage in selling its products.

     The Company is not aware of any biomass process that is equivalent to the process it has developed. There are many large, well-capitalized companies, however, such as Cargill, A. E. Staley, and Archer Daniels Midland, that process biomass materials and may compete with the Company in the future. There are also companies that currently produce feed products containing yeast for sale to the livestock and pet food industry. These companies may develop alternative technologies that lower their cost of production. Any such development could adversely affect the ability of the Company to compete in the sale of these products.

     Types of End Products to be Marketed by the Company

     The end products of the Company’s process which the Company expects to market and sell can be grouped into three different categories based on product grade:

•	food grade, including pharmaceutical grade;

•	feed grade suitable for animal feed; and

•	chemical or industrial grade.

     Food grade products can result from the processing of agricultural crop biomass, such as straw or bagasse, and feed or chemical grade products result from the processing of yard waste or animal waste.

     Upon completion of the development and commercialization of its technology and production facilities, the Company would expect to market the following products:

•	feed yeast, to be marketed to animal and dairy farming operations and manufacturers of pet food;

•	feed grade five carbon products, to be marketed to animal and dairy farming operations and manufacturers of pet food;

•	food grade five carbon products, to be marketed to manufacturers of human food, health, and hygiene products;

•	lignin polymer, to be marketed to manufacturers of pelletized feed products and manufacturers of concrete and plastic polymers; and

•	other products as commercialized by the research and development efforts of the Company.

     The summary below provides a more detailed description of each of these products and the means by which these products will be marketed.

     Feed Yeast. Yeast is currently produced as a byproduct of the brewing industry and the fuel grade ethanol industry. Manufacturers typically use corn and molasses products to manufacture yeast. The current purchasers of yeast are producers of livestock and animal products, including beef cattle, poultry products, swine products and dairy products. Yeast is also used as a supplement in pet food. The expense of production, shipping and distribution yields net production costs that generally limit the use of yeast to use as a supplement, although yeast is generally considered to contain high value protein and nutrients such as vitamins. Use of yeast as a general protein source competes with the less expensive combinations of soybean meal as a balance to the included protein in energy foods such as corn. Dairy, beef, poultry and swine producers use the lowest cost raw material, determined on the basis of pounds of product produced per pound of protein fed. The Company intends to produce high quality yeast which it will seek to sell at prices that are competitive with those of soy protein. The Company’s success in this regard will depend in part upon the availability of low cost raw material internally generated by its process. The Company intends to market its output of feed yeast to feed manufacturers for use as an ingredient in mixed feed rations. The Company has also identified large livestock operators that want to purchase the feed yeast directly and incorporate it into their feeding rations. Finally, pet food manufacturers are currently incorporating high value yeast into their cat and dog food mixes as a source of nutritional protein replacing animal byproducts. The Company may also market its feed yeast to these businesses.

     Feed Grade Five Carbon Products. The Company intends to supply feed grade five-carbon products as a solid or high concentration liquid to compete as an energy and palatability supplement for livestock producers and producers of pet foods. The product is intended to compete with commodity molasses from sugar production. The Company is presently commissioning studies at two universities to verify the superiority of these feed ingredients relative to commodity molasses. The Company expects to market these products primarily to feed manufacturers.

     Food Grade Five-Carbon Products. Food grade five-carbon products such as xylitol and arabitol are presently marketed as a non-carieogenic (does not promote tooth decay) sweetener in products such as chewing gum. Scandinavian countries are the principal producers of this product. Food grade xylitol is a 5-carbon polyol or “sugar alcohol”. Other such polyols include sorbitol, manitol and maltitol. Although there is a significant body of literature indicating that xylitol is the preferred sugar alcohol, sorbitol is currently used in overwhelming ratio to xylitol. Based on current market price quotations obtained by the Company, management believes that xylitol costs approximately five times as much as sorbitol on a unit-equivalent basis, which limits its use. The Company believes that xylitol is sweeter and more effectively non-carieogenic than sorbitol. According to numerous independent sources, xylitol is as sweet as sugar, while sorbitol is only 60% as sweet. The Company will seek to produce and sell food grade xylitol at price and quality levels that are competitive with sorbitol. The Company expects to market its food grade five-carbon products directly to food manufacturers for incorporation into their products. Also, health and hygiene product manufacturers may purchase xylitol directly from the Company for use in products where sweetness, sugar level or tooth decay are marketing considerations.

     Lignin Polymers. The commercial uses of lignin include:

•	fuel;

•	pellet products for use as a binder in animal feed;

•	dust control in roads;

•	binder and lubricants in oil well drilling “muds”;

•	soil amendments to improve marginal soil;

•	pesticide dispersants;

•	plastic additives;

•	gypsum wallboards;

•	dyes; and

•	concrete formulations.

     Although lignin is a byproduct of the papermaking industry and is used by that industry for fuel, additional markets for the other uses above have emerged. Lignin, in the form of lignosulfonates, is sold for all of the above uses, and one of the principal U.S. producers of lignin recently ceased production because of the inefficiency of its production facility. The Company believes that this created a domestic capacity shortfall, and that currently the U.S. imports lignin for many of the uses described above. The Company intends to market its lignin production directly to appropriate large commodity users of lignin and may also market its lignin as a coal substitute (fuel) to large wood and coal fired power plants.

CAV1 Processing Facility

     The Company has a processing facility located in Okeechobee, Florida, which the Company refers to as “Combined Animal/Vegetative Waste One”, or “CAV1.” Construction of CAV1 is substantially complete; the Company is making certain modifications based on the results of testing of the facility that occurred during 2002, and is adding a hydrolysis process that will enable CAV1 to produce a wider range of products with greater efficiency. The Company expects that upon completion of these construction activities and the successful completion of further testing, it will be able to commence commercial processing operations at CAV1. The Company expects its commercial processing operations at CAV1 to initially consist of the processing of barn waste from adjacent farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

Regulatory Matters

     In addition to full processing of animal waste, the CAV1 facility (as described below under “Item 2 – Description of Property”) is permitted by the Florida Department of Environmental Protection (“FDEP”) as a wastewater treatment facility. The CAV1 facility can process the waste from several Okeechobee, Florida area dairy farming operations. The Company expects to install solid/liquid separation equipment at each of these dairy farms and then to pump the separated liquid portion of the animal-based biomass material to the CAV1 facility for processing. The Company expects to receive a fee from these operations based on the quantity of phosphorus and nitrogen removed.

     Animal feeding operations of dairy farms result in the presence of phosphorus and nitrogen in the related wastewater. These chemicals present a source of potential environmental liability for the farming operations. In April 2003, the U.S. Environmental Protection Agency (the “EPA”) issued regulations requiring commercial farmers to manage their nutrients and wastewater in order to reduce or eliminate the discharge of nutrients into the nation’s waterways. Based upon its discussions with various farming operations, the Company expects that it will be cost prohibitive for most farms to effect this reduction by increasing the total acreage used for land spreading of animal waste or by reducing the number of livestock per acre, and that the Company’s waste processing methods will present an attractive alternative to the dairy farms for achieving compliance with the regulatory requirements. As the Company develops and constructs facilities similar to CAV1, the Company expects that it will eventually be able to generate similar economic benefits from those facilities.

     The CAV1 facility has also been issued an Environmental Resource Permit by FDEP and the appropriate FDEP air permits for its steam-generating boilers. The Company has also obtained all necessary land use and construction permits for the facility from local authorities. The CAV1 facility is also a certified feed manufacturer under the rules of the Florida Department of Agriculture and Consumer Services, allowing it to sell animal feed to distributors and feed mills.

     A significant portion of the Company’s intended operations at its CAV1 facility will be subject to state and federal environmental laws and regulations of regulatory agencies such as the FDEP, the Florida Water Management Districts and the EPA, and will in some cases be subject to the jurisdiction of county agencies such as the Okeechobee County Health Department. The Company believes that it has complied with all applicable laws and regulations regarding its activities. The Company does not foresee or expect significant changes in the regulatory requirements for its business, and does not anticipate additional capital expenditures dedicated to meeting existing or foreseen environmental regulations. The Company believes that its ongoing costs of compliance with regulatory requirements related to the CAV1 facility will be minimal, as the facility has been designed and constructed to comply with all known requirements.

     The Company’s projected food grade products business will be subject to the rules and regulations of the U.S. Food and Drug Administration (the “FDA”). The Company’s process, facilities and products will be required to meet existing and future regulations regarding the production of food and pharmaceutical products. If the required federal approvals are not received, or if the regulations change and compliance requires the Company to incur additional expense, the Company’s ability to market any food grade products it may become able to produce may be adversely affected. The Company is unable to predict at this time the cost of compliance with FDA requirements.

Proprietary Technology

     The Company has expended substantial funds on research and development and has developed proprietary technology for the processing of biomass. The value of the Company’s proprietary technology is substantially dependent upon the Company’s ability to obtain patent protection for those elements of its technology that may be patentable, and to maintain the confidentiality of its trade secrets. The Company has required all of its employees who are exposed to or working with the Company’s technology to sign written agreements prohibiting the disclosure or use of the Company’s confidential information and trade secrets. The Company takes other steps to protect its technology, including the compartmentalization of most employee functions, so that few employees understand the full scope of the Company’s technology, and the maintenance of security at the Company’s production facilities.

     The Company does not own any patents or license any rights to use any patents. The Company has not filed any applications for the issuance of patents covering any of its technology. There is no assurance that, should the Company file any such patent applications, any patents will be issued to the Company or that any patents that may be issued will prove to be enforceable.

Dairy Animal Waste Processing, Okeechobee, Florida.

     The Company is a party to a Dairy Animal Waste Processing Operating Agreement, dated June 23, 1999, with Larson Dairy, Inc. in Okeechobee County, Florida. This agreement requires the Company to process animal waste materials resulting from the dairy farming operations of Larson Dairy into useful feed, chemical and fuel commodities. In consideration for its handling of the animal waste materials generated by Larson Dairy, the Company acquires ownership of all output generated by the Company’s process. The term of the agreement is twenty years, subject to termination by either party in the event of an uncured breach by the other party. The agreement is also terminable by Larson Dairy if it ceases dairy operations and by the Company if it determines that it is not obtaining the benefits it intended to obtain through the agreement.

     The Company’s CAV1 facility is located on land leased from Larson Dairy. The Company plans that the initial operations of the CAV1 facility will consist of processing animal waste materials generated by Larson Dairy. The Company is currently completing modifications to the CAV1 facility and the construction of a hydrolysis process at the CAV1 facility, and has completed the installation of piping over Larson Dairy’s land which will transfer the Dairy’s animal waste materials directly to the CAV1 facility for processing. The Company expects to complete these activities and commence processing operations at the CAV1 facility during the second quarter of 2004.

Activities at St. Lucie County Landfill

     The Company is a party to an agreement with St. Lucie County, Florida, under which the Company processes and removes the yard waste deposited at the County’s landfill and receives a fee of $17.48 per ton of yard waste processed. The term of the agreement expires February 1, 2009, subject to earlier termination by either party at any time upon the provision of ninety days’ written notice to the other party. The per ton fee payable under the agreement will be adjusted on February 1 of each year commencing February 1, 2005 based on the change in the consumer price index (“CPI”) for that year relative to the immediately preceding year. Management believes that it is advantageous for the Company to have a ready supply of vegetative biomass available for the commencement of processing operations at its CAV1 facility.

Plan of Operations

     During the next twelve months, the Company expects to allocate its capital resources to the completion of its production facilities, product development and sales. The Company intends to complete the modifications to its CAV1 facility in Okeechobee, Florida, and the construction of a hydrolysis process at its CAV1 facility, to complete all testing activities with respect to the operation of the CAV1 facility, to then cause the CAV1 facility to become fully operational and commence commercial processing operations, and to commence marketing and selling the products of the CAV1 processing operation.

     In their report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2003 and 2002, the Company’s independent auditors included an explanatory paragraph describing conditions which raise substantial doubt about the Company’s ability to continue as a going concern. Until the Company begins to generate cash revenues from its planned principal business operations, its expenses will substantially exceed its revenues and a substantial portion of the Company’s limited cash resources will be required to be used to pay operating expenses. The Company believes that its current capital resources will be insufficient to fund the Company’s intended operations beyond the first quarter of 2004, and that unless the Company commences generating significant cash flow from operations, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. The Company currently intends to seek to raise substantial additional capital through one or more private offerings of debt securities, common stock or convertible securities, or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations.

Risk Factors

     Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in the Company’s forward-looking statements or could otherwise adversely affect the Company’s business or financial condition are those described below.

     The continuation of the Company’s business will require significant amounts of additional capital that may not be available to the Company, and there is substantial doubt regarding the Company’s ability to continue as a going concern.

     The Company’s independent auditors have added an explanatory paragraph to their audit opinion (included elsewhere in this Annual Report on Form 10-KSB) issued in connection with their audit of our financial statements for the years ended December 31, 2003 and 2002, which states that there are matters related to the Company that raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is dependent upon the proceeds from the sale of the Shares to continue its operations. The existing assets of the Company may not be sufficient to meet the ultimate capital or financial needs of the Company, however, and may not be substantial in relationship to the operations or business in which the Company intends to engage. Should the Company fail to raise sufficient capital to meet its current financial needs, or should the Company fail to commence business operations that generate material amounts of revenue, it will be necessary for the Company to seek to raise additional funds in order to continue its business operations. This may involve offering additional shares of Common Stock. There can be no assurance that the Company will successfully implement its business plan or that it will be able to raise any additional capital which may be required.

     The Company has a history of operating losses and negative cash flow and such losses may continue and the Company may not become profitable in the future.

     The Company has incurred losses from continuing operations in each fiscal year since its inception. The Company may continue to experience losses in the foreseeable future, if it is unable to commence profitable production operations. Future net losses could be greater than those the Company has experienced in the past.

     The Company’s cash flow from operations has been insufficient to cover the Company’s operating expenses and other cash commitments in each year since the Company’s inception, including each of the years ended December 31, 2003 and 2002. The Company has financed its operating cash requirements, as well as its capital needs, during these periods with proceeds from the issuance of Common Stock. There can be no assurance, however, that the Company will be able to continue to finance its operating and capital needs through the issuance of Common Stock.

     Because the Company has no significant operating history, any evaluation of or projection regarding the Company’s prospects is subject to a material risk of inaccuracy.

     The Company has not yet commenced its planned production operations, and accordingly has no operating history which can be used to evaluate its business and prospects. The Company is subject to the risks, expenses and difficulties frequently encountered by early and development stage companies in new and rapidly evolving markets. The likelihood of the Company’s success must be considered in light of the expenses, problems and delays frequently encountered by businesses in the early stage of development, the competitive environment in which the Company will operate and the frequent failure rate of other development stage businesses. In light of these risks and uncertainties, there can be no assurance that the Company will be able to make the transition from a development stage company to successful operations.

     The Company may never complete the commercialization of its technology.

     Although the Company has conducted a substantial amount of testing of its technology and has developed prototypes of equipment that implements the Company’s technology in production operations, the Company has yet to place its CAV facility or any other processing equipment in service in conducting day to day commercial operations. Further, the Company has not entered into any license agreements for its technology or received any fees in respect thereof, nor has it sold any actual products produced using its technology. If the Company is not successful in completing the development of its technology and licensing its technology or selling products produced using its technology, the Company will not be able to make the transition from a development stage company to successful operations.

     The Company may not achieve market acceptance for any of its products.

     Although the Company’s proposed initial products are commodity products for which management believes there is an established market, the Company has not entered into any agreements with potential purchasers of its proposed products for the Company to supply such products, nor have any potential purchasers of the Company’s products evaluated the Company’s products or production facilities or indicated to the Company their intention to purchase the Company’s products at such time as the products become available for purchase. The Company may be required to expend significant resources on marketing and sales to achieve market acceptance of its products, and even if the Company expends such resources there is no assurance that the Company’s marketing and sales efforts will succeed or that its products will attain market acceptance.

     The Company is dependent upon its chief executive officer, Larry W. Denney, and other key personnel and the loss of any of them could materially and adversely affect the Company.

     The Company’s business depends upon the efforts, abilities and expertise of the Company’s executive officers and other key employees, including Larry W. Denney, the Company’s Chairman, Chief Executive Officer, President and Chief Financial Officer. There can be no assurance that the Company will be able to retain the services of any of the Company’s key employees. If any of these employees were to leave the Company, the Company’s operating results or prospects would be adversely affected.

     The Company may not be able to effectively manage any growth the Company may experience, and this inability to manage growth effectively could materially and adversely affect the Company’s operations.

     To achieve successful operations, the Company will be required to attract and retain additional qualified personnel. If the Company is not able to attract and retain additional qualified personnel, or is unable to effectively integrate such personnel into its operations, it is unlikely that the Company will be able to become fully operational or compete effectively in the markets for its products.

     If the Company is unable to adequately protect its intellectual property rights, it could be materially and adversely affected.

     The protection of the Company’s intellectual property rights is important to its future success. The Company intends to rely on a combination of patents, trade secret laws and contractual restrictions to establish and protect its proprietary rights. The Company has entered, and will enter, into confidentiality and invention assignment agreements with its employees and contractors, and nondisclosure agreements with parties with whom it does business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or other steps that the Company takes will be sufficient to protect its intellectual property rights from infringement or misappropriation. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, the Company’s intellectual property rights. Furthermore, third parties may claim that the Company’s activities infringe upon their proprietary rights. Such claims, whether meritorious or not, could have a material adverse effect upon the Company’s business, results of operations and financial condition. Further, defending the Company’s intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company’s business, results of operations and financial condition.

     The Company’s inability to obtain or maintain patent protection on its proprietary technology could have a material adverse effect upon the Company.

     The Company’s success will depend in part on the Company’s ability to obtain and maintain patent protection for the Company’s proprietary technology. The Company does not currently own any patents nor does it possess rights as a licensee of any patents. The patent positions of companies such as the Company are generally uncertain and involve complex legal and factual questions. While the Company is preparing U.S. or foreign applications for the issuance of patents, there is no assurance that any of the Company’s technology is in fact patentable, that any future patent applications by the Company will be allowed, that any patents will actually be issued to the Company, or that any patents, if issued, will provide adequate protection of the Company’s rights in its proprietary technology. There can be no assurance that any patents that may be issued to the Company will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be successfully challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s business. The degree of future protection for the Company’s proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technology to the Company’s technology, or, if patents are issued to the Company, that others will not design around the Company’s patents.

     The Company’s commercial success will also depend upon avoiding the infringement of patents and other rights of competitors. Costly litigation may be necessary to enforce the Company’s patent rights or to determine the scope and validity of proprietary rights of third parties. If any of the Company’s technology is found to infringe upon patents or other rights owned by third parties, the Company could be required to obtain a license to continue using such technology. Licenses to such patent rights may not be available to the Company on commercially reasonable terms. If the Company does not obtain such licenses, the Company could be required to cease using such technology, which could have a materially adverse effect on the Company’s business and operations.

     The Company expects to face competition from companies with greater financial and human resources, and the Company may not be able to compete with these companies effectively.

     The Company intends to operate in highly competitive markets. The Company will face competition in these markets from competitors such as Cargill, A. E. Staley and Archer Daniels Midland, each of which is well capitalized and will have material competitive advantages with respect to the Company. Competition from large, nationwide competitors is likely to increase as the Company seeks to attract additional customers and expand its markets. There can be no assurance that in the future the Company will be able to compete favorably with all or any of its prospective competitors.

     The Company’s business is subject to extensive and changing regulation that could increase the Company’s costs, expose the Company to greater competition or otherwise adversely affect the ownership and operation of the Company’s assets or the Company’s business strategies.

     The Company’s operations are subject to significant regulation that may affect the competitive landscape in ways that could increase the competition the Company faces, including competition from larger companies, which may have greater access to capital and other resources. Management is unable to predict the effect that any such laws, regulations or policies may have on the Company’s operations.

     The Company is subject to a number of operating risks and uncertainties that could materially and adversely affect its results of operations.

     Operation of the Company’s facilities involves various risks, including the potential for breakdown or failure of equipment, the inability to obtain adequate supplies of suitable biomass material at acceptable cost, performance of equipment below expected levels of output or efficiency (whether due to misuse, unexpected degradation or design or manufacturing defects), failure to keep on hand adequate supplies of spare parts or other raw materials, operator error, labor disputes, catastrophic events such as fires, floods, earthquakes, acts of war or terrorism, and other similar events, and the inability to sell products intended to be produced by the Company’s facilities at acceptable prices, or at all. The occurrence of any of the events described above could increase the cost of operating the Company’s facilities, reduce the sales of the proposed output of the Company’s facilities or otherwise materially and adversely affect the financial condition of the Company.

     The Company’s operations subject the Company to a substantial risk of liability for violations of environmental, health and safety laws and regulations.

     The Company will be required to comply with a number of statutes and regulations relating to the health and safety of personnel and the public, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling and reporting of, and emergency response in connection with, materials relating to the Company’s facilities that may be hazardous or toxic, safety and health standards, practices and procedures applicable to operation of the Company’s facilities, and environmental protection requirements including standards and limitations relating to the discharge of air and water pollutants and discharge of solid waste. Failure to comply with any of such statutes and regulations could have a material adverse effect on the Company, including the imposition of criminal or civil liability either by regulatory agencies or as a result of litigation by private parties, imposition of clean-up fines or liens, the posting of reclamation bonds or the mandatory expenditure of funds to bring the Company’s facilities into compliance.

     The Company conducts its operations based upon environmental and other regulatory standards currently in effect. There can be no assurance that existing laws and regulations will not be revised, that new laws and regulations will not be adopted or become applicable to the Company’s operations, or that the business and financial condition of the Company will not be materially and adversely affected by any such future changes in laws and regulations. Similarly, there can be no assurance that existing or future environmental laws and regulations will not adversely affect the ability of third parties to provide the Company with necessary services and materials.

     Moreover, the Company may be held liable for operations at facilities it does not own. Under the federal Comprehensive Environmental Response, Compensation and Liability Act and similar state laws, for example, the Company could face cleanup liability that applies to operators of sites “for contamination existing at those sites, including contamination that may have been present before the commencement of such operations”. In addition, there can be no assurance that if a site owner faces such liability, the Company would not also be liable under certain “control” theories of environmental responsibility.

     If the Company is unable to obtain and maintain all of the permits necessary to operate its facilities, its operations could be materially and adversely affected.

     The Company is responsible for maintaining various permits and other regulatory approvals required for the operation of its facilities. Failure to satisfy certain of the permits’ conditions could prevent the operation of the Company’s facilities or result in fines or other additional costs. While the Company’s facilities have been designed and constructed in order to substantially comply, insofar as can be reasonably controlled, with the conditions in the Company’s permits and approvals, there can be no assurance that its facilities will operate within the limits established by the permits or other approvals. The Company’s facilities could be adversely affected if regulatory changes or new permit conditions are implemented that impose more comprehensive or stringent compliance requirements, resulting in increased compliance costs or restrictions. Similarly, there can be no assurance that existing or future permitting requirements will not adversely affect the ability of third parties, such as suppliers of biomass or purchasers of the Company’s products, to provide the Company with necessary services and materials or to purchase or use the Company’s products.

     The Company will continue to be controlled by its present management for the foreseeable future, and other stockholders may not be able to replace management should that become necessary to improve the Company’s operations.

     Larry W. Denney, the Chairman, President, Chief Executive Officer and Chief Financial Officer of the Company, owns approximately 48% of the Company’s issued and outstanding shares of Common Stock, and the directors and officers of the Company as a group own approximately 71% of the Company’s issued and outstanding shares of Common Stock. As a result, management will be able to elect all directors and otherwise control the Company for the foreseeable future. Non-management stockholders are unlikely to be able to replace management should those stockholders determine that the Company’s operations could be conducted more effectively by other management.

     The Company does not intend to pay dividends on its shares of common stock.

     The Company has never declared or paid any cash dividends on the Company’s common stock. The Company currently intends to retain any future earnings to fund growth and, therefore, does not expect to pay any dividends in the foreseeable future.

     The indemnification provisions of the Company’s bylaws substantially limit the potential liability of directors and provide for indemnification of directors by the Company in most circumstances.

     The Company’s bylaws provide that the members of the board of directors may be indemnified against any loss or liability incurred in connection with the affairs of the Company (including breaches of fiduciary obligations) so long as such loss or liability arises from acts performed in good faith and which do not involve fraud or gross negligence on the part of the members of the board of directors. Therefore, a stockholder suing on behalf of the Company may have a more limited right of action against the board of directors than he would have in the absence of this indemnification provision. Similarly, the bylaws contain exculpatory provisions limiting the liability of directors except in extraordinary circumstances.

Item 2. Description of Property.

Company Headquarters, West Palm Beach, Florida

     The Company is a party to a Lease, dated November 12, 2001, under which the Company leases its principal offices located in West Palm Beach, Florida from 45th Street Partnership, Ltd. The lease term expires in November 2006, and the current base rent under the lease is $3,180 per month. The Company is also required to pay its proportionate share of the lessor’s operating expenses attributable to the office building in which the leased premises is located, and related real estate taxes.

CAV1 Production Facility, Okeechobee, Florida

     Combined Animal/Vegetative Waste One (“CAV1”) is a Company facility sited on a six acre parcel leased by the Company from Larson Dairy, Inc. in Okeechobee, Florida and designed and implemented as a four-line production facility. The fermentation capacity of CAV1 is 4,000,000 liters, implemented in four 1,000,000 liter “lines”. The economic design of CAV1 is substantially dependent upon internal generation of carbohydrate feed stock from the Company’s hydrolysis process. Construction of CAV1 is substantially complete. The Company is making certain modifications based on the results of testing of the facility that occurred during 2002, and is adding a hydrolysis process that will enable CAV1 to produce a wider range of products with greater efficiency. The Company expects that upon completion of these construction activities and the successful completion of further testing, it will be able to commence commercial processing operations at CAV1. The Company expects its commercial processing operations at CAV1 to initially consist of the processing of barn waste from adjacent dairy farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

     The Company leases the six acre site on which its CAV1 facility is located from Larson Dairy, Inc., pursuant to a lease agreement, dated June 23, 1999, between the Company and Larson Dairy, which has a five year term, with four additional five year renewal terms exercisable by the Company in its sole option. The rent under the lease is $5,000 per year (subject to increase based on annual changes in the CPI. The lease grants a right of first refusal in favor of the Company with respect to any proposed sale of the leased premises by Larson Dairy to a third party.

     The Company formerly leased approximately 300 acres of farmland in Okeechobee County adjacent to the CAV1 facility from Mr. Denney pursuant to the agreement described below under “Item 6 – Interests of Management and Others in Certain Transactions.” This land was cultivated to produce vegetative materials which were used in testing the processing operations of CAV1, and for storage of biomass materials used in the Company’s operations. This lease was terminated in July 2003 upon Mr. Denney’s sale of the land.

Item 3. Directors, Executive Officers and Significant Employees.

     The following table sets forth the names, ages and positions of the executive officers and directors of the Company. The board of directors currently consists of five directors. Directors will be elected at the annual meeting of stockholders of the Company and serve for one year or until their successors are elected and qualify. Officers are elected by the board of directors and their terms of office are, except to the extent governed by employment contract, at the discretion of the board of directors.

Name	Age	Positions Held
Larry W. Denney	65	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer
Jack B. Simpson	66	Director
Donald E. Henderson	70	Director
Donald E. Orr, Jr., Ph. D.	59	Director
Stanley E. Poe, Ph. D.	68	Director
Richard M. Schroeder	54	Vice President, Field Operations

     Larry W. Denney, 65, has been Chairman of the Board, President and Chief Executive Officer of the Company since the inception of the Company in 1996, and has been Chief Financial Officer of the Company since February 2004. Mr. Denney founded Omni Technologies International, Ltd. (now a wholly-owned subsidiary of the Company under the name Omni Environmental Corporation) in 1991 for the purpose of conducting research and development of process control automation equipment and technology which improve the efficiency and lower the operating costs of manufacturing processes.

     Jack B. Simpson, 66, has been a Director of the Company since its inception in 1996. Mr. Simpson also served as the Company’s Senior Vice President, Corporate Finance and Treasurer from inception until November 2003, and served as the Chief Financial Officer of the Company from 1996 to September 2002 and from November 2002 to July 2003, and as the Secretary of the Company from 1996 to June 2003. Mr. Simpson is currently a private investor.

     Donald E. Henderson, 70, has been a Director of the Company since June 2003. Mr. Henderson has been the President of the Town Council of Pendleton, Indiana since 1999. Mr. Henderson served as the Chief Executive Officer of Farm Bureau Insurance Companies, a group of affiliated life and casualty insurance companies, from 1995 to 1998. From 1987 to 1995 Mr. Henderson served as the Vice President of the Board of Directors, and as the Director of Legislative Affairs, of the Indiana Farm Bureau and its affiliated companies.

     Donald E. Orr, Jr., Ph. D., 59, has been a Director of the Company since June 2003. Dr. Orr has been the President and a Director of United Feeds, Inc. a livestock feed manufacturing firm, since 1997. Dr. Orr’s experience at United Feeds has involved the development of animal feed products and of national and international markets for United Feeds’ products. Dr. Orr has served on the Advisory Committee of the Company since 2000.

     Stanley E. Poe, Ph.D., 68, has been a Director of the Company since June 2003. Dr. Poe has been an independent agricultural producer and livestock consultant since 2000. Dr. Poe served as Manager of International Animal Science Field Research, Elanco Animal Health, a division of Eli Lilly and Co., from 1988 to 2000. In that capacity, Dr. Poe developed new products, conducted animal science research and introduced new feed and pharmaceutical products into the animal feed market. Dr. Poe has served on the Advisory Committee of the Company since 2000.

     Richard M. Schroeder, 54, has been Vice President, Field Operations of the Company since 2000. Mr. Schroeder served as Vice President of Marketing and Development for Consolidated Resource Recovery, Inc., a Florida-based biomass recycling company, from 1996 to 2000. Mr. Schroeder’s primary responsibilities were the development of new business and the marketing of the company’s services and products to governmental and corporate customers.

Committees of the Board of Directors

     The Board of Directors has established an Audit Committee, a Compensation Committee and a Technical Review Committee of the Board.

     The Audit Committee consists of Mr. Henderson, Dr. Orr and Dr. Poe. The Audit Committee is currently constituted without a chairman. Each member of the Audit Committee is “independent” within the meaning of that term in Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee’s responsibilities are principally concerned with the accuracy and effectiveness of the audits of the Company’s financial statements by its independent auditors. The Audit Committee is responsible for selecting, retaining, overseeing and evaluating the Company’s independent auditors, meeting with the auditors to review the scope and results of the audit, approving any non-audit services which may be provided to the Company by the independent auditors, and considering various accounting and auditing matters related to the Company’s system of internal controls, financial management practices and other matters. The Audit Committee was created by the Board of Directors in October 2003 and met twice during 2003.

     The Compensation Committee consists of Mr. Denney, Dr. Poe and Mr. Henderson. The Compensation Committee is currently constituted without a chairman. The Compensation Committee’s responsibilities are to make recommendations to the Board of Directors regarding the compensation of the Company’s officers and directors and to review and make recommendations with respect to existing and proposed compensation plans and programs. The Committee was created by the Board of Directors in October 2003 and met once during 2003 in conjunction with a regular meeting of the Board of Directors.

     The Technical Review Committee consists of Mr. Denney, Dr. Orr and Dr. Poe. The Technical Review Committee was constituted with members having a sufficient technical background, gained through education and experience, to perform an informed evaluation of the Company’s technology. The purpose of the Committee is to advise the Board of Directors and Company management as to the strategic direction of the Company with respect to matters involving the Company’s technology. The Committee was created by the Board of Directors in October 2003 and met once during 2003.

Other Significant Employees

     Ying Zhou, Ph.D., 35, has been Director of Research of the Company since 1999. Prior to employment with the Company Dr. Zhou was engaged in graduate studies at Purdue University. Dr. Zhou specializes in microbiology and mechanical engineering. Dr. Zhou is the wife of Dr. Jianxin Du.

     Jianxin Du, Ph.D., 36, has been Chief Engineer of the Company since 1999. Prior to joining the Company, Dr. Du was engaged in post-graduate research at Purdue University. Dr. Du received his doctorate from Tsinghua University in China, and specializes in chemical engineering and the design of reactor vessels and heat exchange systems. Dr. Du is the husband of Dr. Ying Zhou.

Advisory Committee

     The Company has an advisory committee consisting of three members, each of whom is a stockholder, which committee advises the Board of Directors with respect to material strategic and operational matters. The Advisory Committee provides input on markets, strategic opportunities and management decisions regarding the Company’s development.

Item 4. Remuneration of Directors and Officers.

     The following table sets forth the aggregate remuneration paid to the three highest paid officers of the Company during the year ended December 31, 2003.

		Aggregate
Name	Capacity	Remuneration
Larry W. Denney	Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer	$100,000
Jack B. Simpson	Director, former Vice President, Secretary and Treasurer	91,667
Richard M. Schroeder	Vice President, Field Operations	120,360

     Commencing in November 2003, directors who are not employees of, or consultants to, the Company receive a fee of $200 for each meeting of the Board of Directors and each meeting of any committee of the Board that is conducted by telephone conference call and which the director attends, and a fee of $1,000 for each meeting of the Board of Directors and each meeting of any committee of the Board that requires the personal presence of the director and which the director attends. Directors are also reimbursed for their travel expenses of attending any in person meetings of the Board or any committee of the Board.

Item 5. Security Ownership of Management and Certain Security Holders.

     The following table sets forth information as to shares of Common Stock, which constitutes the only class of voting securities of the Company, owned of record on April 30, 2004, by (i) each person who is one of the three highest paid officers or directors of the Company, (ii) all of the directors and executive officers of the Company as a group, and (iii) any person who the Company knows to be the owner of record of more than five percent of the Common Stock.

			% of
Title of Class	Name and Address of Owner(1)	Amount Owned	Class (2)
Common Stock	Larry W. Denney	33,374,056	48%
	Jack B. Simpson	15,961,194	23%
	Richard M. Schroeder	16,000	*
	All directors and executive officers as a group (7 persons)	49,455,250	71%

*	Less than 1%

(1)	The business address of each owner listed is 3222 Commerce Place, Suite A, West Palm Beach, Florida 33407.

(2)	Information as to the percent of class is based on 69,618,038 issued and outstanding shares of Common Stock as of April 30, 2004.

The Company has one convertible note executed on February 24, 2004 which is convertible into 2,500 shares of Common Stock. Other than the convertible note, the Company does not have any outstanding options, warrants or other convertible securities.

Item 6. Interests of Management and Others in Certain Transactions.

     In November 2000, Mr. Schroeder borrowed $20,000 from the Company for use in the purchase of 1,000 shares of Common Stock. Mr. Schroeder paid $6,300 to the Company during 2001 with respect to the loan, and the $13,700 balance on the loan was settled on January 8, 2002 by converting it to compensation.

     The Company was party to an agreement with Mr. Denney, dated as of December 30, 2002, pursuant to which the Company leased approximately 300 acres of farmland in Okeechobee County adjacent to the CAV1 facility in exchange for payment by the Company of all taxes related to such property and all interest payable under the loan pursuant to which Mr. Denney acquired the property. The Company used the property to test sorghum species to determine which species is optimal as a raw material for possible future Company products, and has also used the property for waste disposal associated with its handling of St. Lucie County’s biomass material. The average monthly interest payment with respect to the property was approximately $6,000, and 2002 taxes were approximately $4,200. The agreement also provided the Company with the option, exercisable by the Company at any time in its sole discretion, to purchase the property from Mr. Denney at a purchase price equal to $901,462 (which represents the purchase price paid by Mr. Denney for the property), increased to give effect to the percentage change in the CPI from the date of the purchase of the property by Mr. Denney to the date of the purchase of the property by the Company. This Agreement was terminated during July 2003 upon Mr. Denney’s sale of the property. The Company elected not to exercise its right of first refusal to purchase the property.

     As of December 31, 2002, the Company was owed $12,700 by Mr. Denney, its Chairman, chief executive officer and largest stockholder, as a result of Mr. Denney’s purchase from the Company of the Company’s option to purchase the tract of land described in the preceding paragraph. The Company had originally leased the property with an option to purchase. As the option expiration date approached and the Company did not have the financial capacity to purchase the land, Mr. Denney acquired the Company’s purchase option for $12,700, which equaled the amount the Company had paid for the option, and subsequently exercised the option and purchased the land, and then leased the land to the Company pursuant to the arrangement described in the preceding paragraph. There was no written agreement in place with respect to this arrangement and no interest was charged to Mr. Denney on the receivable, which was paid in 2003.

     During the three months ended March 31, 2004, the President of the Company loaned the Company $110,000 for working capital under a note with a maximum principal amount not to exceed $200,000. The note bears interest at a rate of 4% per annum and is payable on or before April 1, 2005.

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

     There is currently no trading market for the Common Stock. The number of shares of Common Stock outstanding as of December 31, 2003 was 69,431,788, and as of that date the Company had approximately 898 holders of record of the Common Stock. The Company is not aware of any restrictions that limit its ability to declare dividends on the Common Stock, other than restrictions under Delaware law. The Company has never declared or paid dividends on the Common Stock and does not anticipate doing so in the foreseeable future. The Company does not have any compensation plans under which Common Stock of the Company may be issued, although it is likely to seek to adopt one or more of such plans within the next twelve months.

Item 2. Legal Proceedings.

     The Company is not a party to, nor is any property of the Company subject to, any pending legal proceedings. The Company is not aware of any governmental authority that is contemplating any legal proceedings against the Company or its property.

Item 3. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     Effective September 4, 2003, the firm of Crowe Chizek and Company LLC (“Crowe, Chizek”), which served as independent accountants for the Company since the inception of the Company and audited the Company’s fiscal year 2001 financial statements, resigned as independent accountants for the year ended December 31, 2002. Crowe Chizek’s report on the Company’s consolidated financial statements for fiscal year 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. Crowe Chizek did not report on the Company’s consolidated financial statements for fiscal year 2002.

     In connection with Crowe Chizek’s work done on the audit of the Company’s financial statements for the 2002 fiscal year, the Company and Crowe Chizek disagreed (the “2002 Audit Disagreement”) regarding whether Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS 144”), requires the Company’s CAV1 facility to be evaluated for impairment for purposes of the Company’s 2002 financial statements. SFAS 144 requires the Company to review long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company’s recoverability analysis, based on future undiscounted cash flows, indicates that a possible impairment exists, the Company is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows. Crowe Chizek’s position with respect to CAV1 was that the Company’s history of operating losses since inception, delays in the commencement of production from CAV1, the fact that revenue has not yet been generated from CAV1 and the need for additional capital to complete the development of the facility and to cause CAV1 to become fully operational indicate that the value of CAV1 as stated in the Company’s balance sheet may be impaired. The Company’s position with respect to SFAS 144 and the CAV1 facility at the time of the 2002 Audit Disagreement was that the facts regarding CAV1 and the operation of the Company, when analyzed in light of the requirements of SFAS 144, did not require the CAV1 asset to be tested for recoverability for the period ended December 2002, and that if recoverability were to be tested using future undiscounted cash flows, there would be no impairment. Crowe Chizek informed the Company that it believed the CAV1 asset was impaired, even though the Company’s analysis following the provisions of SFAS 144 indicated that there was no impairment. The Company is unable to determine the effect on its financial statements for the fiscal year ended December 31, 2002 of analyzing CAV1 for impairment using the guidance in SFAS 144, as Crowe Chizek provided the Company with no basis under SFAS 144 to support its conclusion as to possible impairment.

     The Company requested that Crowe Chizek furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated December 13, 2003, was filed as Exhibit 16.1 to the Registration Statement on Form 10-SB filed with the Commission on December 19, 2003.

Item 4. Submission of Matters to a Vote of Security Holders.

     There were no meetings of the stockholders of the Company, and no matters were submitted to the security holders of the Company for a vote, during the fourth quarter of the fiscal year covered by this report.

Item 5. Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company’s Common Stock. The rules promulgated by the Commission under Section 16(a) require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

     Based on the Company’s inquiries and copies of initial reports of beneficial ownership on Form 3 provided to the Company by Mr. Denney and Mr. Henderson, each of Mr. Simpson, Mr. Schroeder, Dr. Orr and Dr. Poe has yet to file an initial report of beneficial ownership on Form 3 as required by the Commission, and each of Mr. Denney’s and Mr. Henderson’s initial report of beneficial ownership on Form 3 was not filed on a timely basis.

Item 6. Reports on Form 8-K.

     None.

PART III

Item 1. Index to Exhibits.

     (a) The following exhibits are filed herewith:

Document	Exhibit No.
Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Dairy Animal Waste Processing Operating Agreement, dated June 23, 1999, between Larsen Dairy, Inc. and the Company (incorporated herein by reference to Exhibit 6.1 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	10.1

Contract, dated January 13, 2004, between St. Lucie County, Florida and the Company (incorporated herein by reference to Exhibit 6.2 of the registrant’s Amendment No. 1 to Form 10-SB, filed with the Commission on April 16, 2004)	10.2

Letter from Crowe Chizek & Company LLC, dated December 13, 2003 (incorporated herein by reference to Exhibit 16.1 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	16.1

List of Subsidiaries	21.1

Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.
Dated: May 12, 2004	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President, Chief Executive Officer and Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 12, 2004	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President, Chief Executive Officer and Chief Financial Officer (principal financial officer and principal accounting officer)

Dated: May 12, 2004	By:	Donald E. Orr, Jr.
Donald E. Orr, Jr., Ph.D. Director

Dated: May 12, 2004	By:	Stanley E. Poe
Stanley E. Poe, Ph.D., Director

Dated: May 12, 2004	By:	Donald E. Henderson
Donald E. Henderson, Director

Dated: May 12, 2004	By:	Jack B. Simpson
Jack B. Simpson, Director

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Biomass Processing Technology, Inc.

We have audited the accompanying consolidated balance sheets of Biomass Processing Technology, Inc. and its subsidiary (the “Company”), a development stage enterprise, as of December 31, 2003 and 2002, the related consolidated statements of operations and cash flows for the years then ended and for the cumulative during development stage period from January 30, 1996 through December 31, 2003, and the consolidated statements of stockholders’ equity for the period from January 30, 1996 through December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements as of December 31, 2000 and for the period January 30, 1996 through December 31, 2000 (not presented herein) were audited by other auditors whose report, dated September 7, 2001, expressed an unqualified opinion on those statements. The cumulative during development stage amounts contain $460,570 of revenues and $5,556,186 of net loss that was incurred during the period from January 30, 1996 through December 31, 2000. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period through December 31, 2000, is based solely on the report of such other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomass Processing Technology, Inc. and its subsidiary as of December 31, 2003 and 2002, and the results of their operations and their cash flows for the years then ended, and for the cumulative during development stage period from January 30, 1996 through December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise with limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants
Pompano Beach, Florida

March 16, 2004

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2003 AND 2002

	2003	2002
ASSETS
Current assets
Cash and cash equivalents	$394,816	$188,434
Accounts receivable	101,503	196,715
Prepaid expenses and other current assets	273,224	166,272
Advance to stockholder	—	12,700
Equipment in process, held for sale	1,647,321	456,878

Total Current Assets	2,416,864	1,020,999

Property and equipment, net	22,803,456	21,695,318

Other assets
Patent application costs	98,160	13,191
Deposits and other assets	101,275	120,076

Total Other Assets	199,435	133,267

Total Assets	$25,419,755	$22,849,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$622,571	$682,128
Accrued expenses	138,467	163,879
Current portion of long term debt and capital leases	297,488	282,669

Total Current Liabilities	1,058,526	1,128,676

Long term debt and capital leases, less current portion	101,185	409,478

Commitments and Contingencies
Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 69,431,788 in 2003 and 68,554,783 in 2002	1,388,636	1,371,096
Additional paid in capital	37,106,241	31,586,081
Deficit accumulated during the development stage	(14,234,833)	(11,645,747)

Total Stockholders’ Equity	24,260,044	21,311,430

Total Liabilities and Stockholders’ Equity	$25,419,755	$22,849,584

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Years Ended December 31,
	Stage (see Note 1)	2003	2002
Revenues	$6,826,863	$2,171,718	$2,036,733
Cost of services provided	6,747,784	2,090,748	1,983,992

Gross profit	79,079	80,970	52,741
Operating expenses Research and development	13,873,040	2,651,722	3,925,982

Total operating expenses	13,873,040	2,651,722	3,925,982

Other income (expense)
Interest expense	(341,923)	(21,735)	(60,890)
Gain (loss) on disposal of assets	(98,949)	3,401	(18,873)

Total other income (expenses)	(440,872)	(18,334)	(79,763)
Loss before income tax benefit	(14,234,833)	(2,589,086)	(3,953,004)
Income tax benefit	—	—	—

Net loss	$(14,234,833)	$(2,589,086)	$(3,953,004)

Basic loss per share		$(0.04)	$(0.06)

Weighted average number of common shares outstanding		68,881,560	68,405,978

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2003

					Deficit
					Accumulated
	Number of	Common			During the
	Common	Stock,	Subscription	Paid in	Development
	Shares	at Par Value	Receivable	Capital	Stage	Total
January 30, 1996 (Date of Inception)
Initial capitalization	36,266,624	$725,332	$—	$(705,332)	$—	$20,000
Contribution of common shares	(1,075,200)	(21,504)	—	21,504	—	—
Issuance of common shares as compensation	192,000	3,840	—	26,160		30,000
Issuance of common shares	22,426,560	448,532	—	202,165	—	650,697
1996 net loss	—	—	—	—	(464,277)	(464,277)

Balances as of December 31, 1996	57,809,984	1,156,200	—	(455,503)	(464,277)	236,420
Contribution of common shares	(646,400)	(12,928)	—	12,928	—	—
Issuance of common shares as compensation	384,000	7,679	—	112,321		120,000
Issuance of common shares	3,817,088	76,342	—	1,126,158	—	1,202,500
1997 net loss	—	—	—	—	(999,872)	(999,872)

Balances as of December 31, 1997	61,364,672	1,227,293	—	795,904	(1,464,149)	559,048
Contribution of common shares	(80,000)	(1,600)	—	1,600	—	—
Issuance of common shares	2,087,200	41,744	—	1,795,256	—	1,837,000
1998 net loss	—	—	—	—	(673,625)	(673,625)

Balances as of December 31, 1998	63,371,872	1,267,437	—	2,592,760	(2,137,774)	1,722,423
Contribution of common shares	(131,680)	(2,634)	—	2,634	—	—
Issuance of common shares	1,454,608	29,093	—	2,854,827	—	2,883,920
1999 net loss	—	—	—	—	(1,722,762)	(1,722,762)

Balances as of December 31, 1999	64,694,800	1,293,896	—	5,450,221	(3,860,536)	2,883,581
Contribution of common shares	(31,680)	(634)	—	634	—	—
Issuance of common shares	2,740,556	54,812	(19,850)	10,003,468	—	10,038,430
2000 net loss	—	—	—	—	(1,845,650)	(1,845,650)

Balances as of December 31, 2000	67,403,676	1,348,074	(19,850)	15,454,323	(5,706,186)	11,076,361
Contribution of common shares	(6,000)	(120)	—	120	—	—
Issuance of common shares	876,716	17,534		10,529,426	—	10,546,960
Settlement of subscription receivable			6,150			6,150
2001 net loss	—	—	—	—	(1,986,557)	(1,986,557)

Balances as of December 31, 2001	68,274,392	1,365,488	(13,700)	25,983,869	(7,692,743)	19,642,914
Contribution of common shares	(123,575)	(2,472)	—	2,472	—
Issuance of common shares	403,966	8,080	—	5,599,740	—	5,607,820
Settlement of subscription receivable	—	—	13,700	—	—	13,700
2002 net loss	—	—	—	—	(3,953,004)	(3,953,004)

Balances as of December 31, 2002	68,554,783	$1,371,096	$—	$31,586,081	$(11,645,747)	$21,311,430

          (continued on next page)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2003

(continued)

					Deficit
					Accumulated
	Number of	Common			During the
	Common	Stock,	Subscription	Paid in	Development
	Shares	at Par Value	Receivable	Capital	Stage	Total
Balances as of December 31, 2002	68,554,783	$1,371,096	—	$31,586,081	$(11,645,747)	$21,311,430
Contribution of common shares	(265,530)	(5,311)	—	5,311	—	—
Issuance of common shares	1,142,535	22,851	—	5,514,849	—	5,537,700
2003 net loss	—	—	—	—	(2,589,086)	(2,589,086)

Balances as of December 31, 2003	69,431,788	$1,388,636	$—	$37,106,241	$(14,234,833)	$24,260,044

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative
	During	Years Ended December 31,
	Development
	Stage (see Note 1)	2003	2002
Operating Activities
Net Loss	$(14,234,833)	$(2,589,086)	$(3,953,004)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation and amortization	1,025,760	238,347	246,440
Loss (gain) on disposal of assets	98,949	(3,401)	18,873
Stock-based compensation	163,700	—	13,700
Changes in assets and liabilities:
Equipment in process held for sale	(1,647,321)	(1,190,443)	(456,878)
Accounts receivable	(101,503)	95,212	(48,859)
Prepaid expenses and other current assets	(273,224)	(106,952)	(136,778)
Accounts payable and accrued expenses	761,038	(84,969)	20,479

Net Cash Used in Operations	(14,207,434)	(3,641,292)	(4,296,027)
Investing Activities
Proceeds from sale of assets	95,930	95,930	—
Patent expenditures	(98,160)	(84,969)	(13,191)
Purchases of property and equipment	(22,849,793)	(1,439,014)	(2,207,753)
Deposits and other assets	(101,275)	18,801	37,311

Net Cash Used in Investing Activities	(22,953,298)	(1,409,252)	(2,183,633)
Financing Activities
Proceeds from new long term debt	209,596	—	—
Repayment of debt and capital leases	(985,225)	(293,474)	(236,563)
Net advances to stockholders	—	12,700	(12,700)
Proceeds from the issuance of common stock	38,331,177	5,537,700	5,607,820

Net Cash Provided by Financing Activities	37,555,548	5,256,926	5,358,557
Net increase (decrease) in cash and cash equivalents	394,816	206,382	(1,121,103)
Cash and cash equivalents at beginning of the period	—	188,434	1,309,537

Cash and cash equivalents at the end of the period	$394,816	$394,816	$188,434

(continued on next page)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

	Cumulative
	During	Years Ended December 31,
	Development
	Stage (see Note 1)	2003	2002
Supplemental Disclosure of Cash Flow Information
CASH PAID DURING THE PERIOD FOR:
Interest (net of amounts capitalized)	$341,923	$21,735	$60,890

Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing

During 2002, the Company acquired equipment and vehicles under capital leases and debt agreements in the amount of $245,680. Since inception, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $1,174,302.

See accompanying notes to the consolidated financial statements

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Basis of Consolidation: Biomass Processing Technology, Inc. began its activities on January 30, 1996. Its principal offices and laboratory are located in West Palm Beach, Florida with construction in progress on a facility in Okeechobee, Florida. The consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly owned subsidiary, Omni Environmental Corp., formerly known as Omni Technologie International, Ltd. (collectively, “the Company”). All significant inter-company transactions have been eliminated. The Company is constructing a facility and equipment which the Company intends to use to process biomass residue to basic feed stocks for the chemical and energy markets. The Company is also engaged in research and development activities, which include the development of products produced from biomass materials and production equipment that performs the Company’s processes.

Development Stage and Going Concern Considerations: The Company is a development stage enterprise as planned principal operations have not commenced, and the Company has not generated significant revenues since its inception. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. Should the Company continue to experience operating losses into 2004, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that if additional investor funding were needed, the necessary funds would be available, or available on terms acceptable to the Company. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During the next twelve months, the Company expects to allocate its capital resources to the completion of its production facilities, product development and sales. The Company intends to complete the modifications to its CAV1 facility in Okeechobee, Florida, and the construction of a hydrolysis process at its CAV1 facility, to complete all testing activities with respect to the operation of the CAV1 facility, to then cause the CAV1 facility to become fully operational and commence commercial processing operations, and to commence marketing and selling the products of the CAV1 processing operation.

The Company believes that its current capital resources and revenue from operations will be insufficient to fund the Company’s intended operations beyond the first quarter of 2004, and that unless the Company commences generating significant cash flow from operations, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition, Accounts Receivable, and Credit Risk: The Company records revenue in the period in which services are rendered. During 2003 and 2002, the Company’s revenues were generated by services provided under the wood waste agreements described in Note 10. The Company recognized and recorded these revenues when the following criteria were met: there was evidence of an agreement, the services required were performed, the price to be paid was determinable, and the collection of the price to be paid was reasonably assured. All of the Company’s accounts receivable and revenues are from two customers using credit terms customary in the industry. No allowance for bad debts has been recorded at December 31, 2003 or 2002 based upon management estimates, historic loss experience and current economic conditions. The Company incurred no bad debt expenses for the years ended December 31, 2003 and 2002.

Property and Equipment: Property and equipment are stated at cost less accumulated depreciation. Expenditures for maintenance, repairs, and minor renewals are charged to expense in the period incurred. Betterments and additions are capitalized. Depreciation and amortization are provided for on straight-line methods over the estimated useful lives of the assets.

Construction in Process: The Company is constructing equipment for internal use. Costs of manufacturing this equipment is classified as construction in process (see Note 3). Depreciation will begin when the assets are placed in service. Since inception, interest totaling $270,527 through December 31, 2003 ($51,088 and $68,656 for the years ended December 31, 2003 and 2002, respectively) has been capitalized into this self-constructed asset pursuant to applicable accounting principles.

All items of property and equipment are reviewed periodically for possible impairment. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When impairment is indicated, the asset is written down to its fair value. No impairments have been recorded through December 31, 2003.

Equipment in process held for sale: The Company is constructing proprietary equipment for treatment of waste at remote confined animal feed operations. This equipment has been and is being designed and constructed for sale to others, not for internal use. This equipment utilizes new proprietary technology developed by the Company and will be offered for sale following submission of patent applications or upon the abandonment of pursuit of patents and after completion of appropriate testing. The in-process equipment is valued at the cost of construction, which is lower than the expected sales price of the finished equipment.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents: Costs incurred to apply for patents have been capitalized. As of December 31, 2003, no patent applications have been filed and no patents have been granted to the Company. Upon the granting of any patents, the associated costs will be amortized over the life of the patents.

Fair Value of Financial Instruments: Cash, accounts receivable, accounts payable, and accrued expenses are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amounts of the Company’s debt obligations approximate fair value, as the terms and interest rates are at levels that approximate current market conditions. Amounts due from or due to stockholders are not subject to reasonable fair value estimation because of their unique nature.

Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation”. For common shares issued to employees, the compensation was measured and recorded on the basis of fair value of the stock issued. The Company presently has no employee stock option plans, and it has issued no stock options to any employee. SFAS No. 123 also governs stock-based compensation transactions with persons who are not employees in which services were performed in exchange for stock or other equity instruments.

The Company has issued its common shares to non-employees in exchange for services. In accordance with SFAS No. 123, these transactions were recorded on the basis of the fair value of the services received or the fair value of the stock issued, whichever was more readily measurable.

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes, if any, are expensed as paid.

Earnings per Common Share: The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated as income available to

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

common stockholders divided by the weighted average number of common shares outstanding during the period. No diluted earnings per share are presented because the Company has not issued any financial instruments convertible into shares of the Company’s stock.

Research and Development: All research and development costs are expensed as incurred. The Company’s research and development activities are described in Note 1 and totaled $2,651,722 and $3,925,982 for the years ended December 31, 2003 and 2002, respectively.

Cash and Cash Equivalents: Cash and cash equivalents consist of normal business checking and savings accounts. The Company maintains its cash balances primarily at one financial institution and at times balances are in excess of federally insured limits. The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Comprehensive Income: A statement of comprehensive income (loss) has not been included, per SFAS No. 130, “Reporting Comprehensive Income,” as the Company has no items of other comprehensive income. Comprehensive loss is the same as net loss for all periods presented.

Use of Estimates in the Preparation of the Financial Statements: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

Recent Accounting Pronouncements: In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”. This SFAS amends and clarifies financial accounting and reporting for derivative securities and hedging activities. The Company does not have any derivative securities or hedging activities. Accordingly, SFAS 149 has no effect on the Company’s financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity”. This SFAS changes practice in the accounting for a number of financial instruments, including mandatorily redeemable equity instruments and certain equity derivatives. The Company does not presently have any such financial instruments, and accordingly SFAS 150 has no effect on the Company’s financial position, results of operations or cash flows.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2003 and 2002, property and equipment consisted of the following:

	2003	2002
Machinery and equipment	$896,226	$996,109
Furniture and fixtures	142,171	149,003
Transportation	199,423	275,566
Leasehold improvements	586,899	480,536
Construction in process	21,813,357	20,495,982

Total	23,638,076	22,397,196

Accumulated depreciation	(834,620)	(701,878)

Property and equipment, net	$22,803,456	$21,695,318

Depreciation and amortization on assets placed in service amounted to $238,347 and $246,440 for the years ended December 31, 2003 and 2002, respectively.

Certain assets are pledged as collateral on debt and capital leases (see Notes 5 and 6).

NOTE 4 – RELATED PARTY TRANSACTIONS

In December 2002, the Company entered into an agreement with its chief executive officer and principal stockholder, pursuant to which the Company leased approximately 300 acres of farmland in Okeechobee County (the “Okeechobee Land”) in exchange for approximately $6,000 per month. The agreement also provided the Company with the option, exercisable by the Company at any time in its sole discretion, to purchase the property at a purchase price equal to $901,462 (which represents the purchase price paid by the officer for the property), increased to give effect to the percentage change in the CPI from the date of the purchase of the property by the officer to the date of the purchase of the property by the Company. During 2003, the officer sold the property to an unrelated third party, effectively terminating the above agreement.

As of December 31, 2002, the Company was owed $12,700 by its chief executive officer and principal stockholder related to the purchase of an option to purchase the Okeechobee Land. There was no formal agreement in place and no interest was charged on the loan, which was repaid during 2003.

NOTE 5 – LONG TERM OBLIGATIONS

Long term obligations as of December 31, 2003 and 2002 consisted of the following:

	2003	2002
Debt — Installment notes collateralized by vehicles and farm equipment payable in monthly installments of $2,805 including interest at rates ranging from 0.0% to 11.9% through January 2005. Two notes were repaid during 2003.	$30,590	$86,554
Obligations under capital leases (see Note 6)	368,083	605,593

	398,673	692,147
Current maturities	297,488	282,669

Long term portion	$101,185	$409,478

Future maturities of long-term debt and capital leases are as follows:

2004	$297,488
2005	75,025
2006	26,160

$398,673

NOTE 6 – CAPITAL LEASES

The Company has entered into several lease agreements for operating and laboratory equipment which are accounted for as capital leases expiring through 2006, payable in monthly installments of $25,109 including imputed interest at rates ranging from 7.2% to 23.9%. During 2003, the Company repaid two lease agreements.

The assets acquired under capital leases are included in the balance sheet under the caption “Property and equipment, net” as follows:

	2003	2002
Historical cost	$1,180,743	$1,180,743
Accumulated depreciation	(132,823)	(75,689)

Net	$1,047,920	$1,105,054

NOTE 6 – CAPITAL LEASES (continued)

Future minimum lease payments as of December 31, 2003 under capital leases are as follows:

2004	$303,258
2005	81,168
2006	27,438

Total	411,864
Amount representing interest	(43,781)

Present value of net minimum lease payments (see Note 5)	$368,083

NOTE 7 – EQUITY CAPITAL

Authorized Capital: The total number of shares of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock having a par value of $0.02 per share. All shares of common stock are identical with each other in every respect, and the holders thereof are entitled to one vote for each share of common stock upon all matters upon which the stockholders have the right to vote.

Split of Common Stock: The Company completed six 2 for 1 splits of its common shares prior to the start of fiscal year 2002. In accordance with applicable accounting rules, these splits have been retroactively applied to all periods presented.

Private Placements of Common Stock: During the year ended December 31, 2002, the Company directly sold 280,391 shares of common stock through private offerings that resulted in net proceeds to the Company of $5,607,820. A principal stockholder, who was an officer and director at the time, directly transferred 123,575 shares of his personal common stock holdings to investors who purchased Company stock in the private offerings. These 123,575 shares were accounted for as capital contributions to the Company, and as shares issued to the investors in the offerings.

During the year ended December 31, 2003, the Company directly sold 877,005 shares of common stock through private offerings that resulted in net proceeds to the Company of $5,537,700. The Company’s two principal stockholders, each of whom was an officer and director at the time, directly transferred 265,530 shares of their personal common stock holdings to investors who purchased Company stock in the private offerings. These 265,530 shares were accounted for as capital contributions to the Company, and as shares issued to the investors in the offerings.

NOTE 8 – NET LOSS PER COMMON SHARE

For the years ended December 31, 2003 and 2002, basic and diluted weighted average common shares include only common shares outstanding, as the Company does not have

NOTE 8 – NET LOSS PER COMMON SHARE (continued)

any common share equivalents. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	2003	2002
Common shares outstanding	69,431,788	68,554,783
Effect of weighting	(550,228)	(148,805)

Weighted average common shares outstanding	68,881,560	68,405,978

NOTE 9 – INCOME TAXES

A summary of income taxes for the years ended December 31, 2003 and 2002 is as follows:

	2003	2002
Currently payable (refundable):
Federal	$—	$—
State	—	—
Deferred tax (benefit) provision	(1,016,289)	(1,642,116)

Income tax (benefit) provision	(1,016,289)	(1,642,116)
Change in valuation allowance	1,016,289	1,642,116

Total income tax provision	$—	$—

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets relate to the following:

	2003	2002
Net operating loss carryforward	$5,375,947	$4,442,890
R&D credit carryforward	200,516	175,904
Other	(9,746)	(68,366)
Valuation allowance	(5,566,717)	(4,550,428)

Net deferred income tax asset	$—	$—

There are no significant deferred tax liabilities. The Company has used a combined estimated federal and state tax rate of approximately 38.5% for all deferred tax computations. The tax benefit prior to the allowance differs from the Federal statutory rate of 34% primarily because of permanent differences, the effect of state income taxes, and the effect of the R&D tax credits.

NOTE 9 – INCOME TAXES (continued)

The Company has tax net operating loss carryforwards which are available to offset future federal taxable income. These operating losses, and their year of expiration, are as follows:

2016	$545,321
2017	880,490
2018	665,301
2019	1,756,392
2020	1,785,788
2021	1,909,006
2022	4,011,257
2023	2,426,378

Total	$13,979,933

The Company also has research and development credit carryforwards of $200,516 and $175,904 as of December 31, 2003 and 2002, respectively, which are available to offset future federal income tax liabilities.

The Company has recorded a valuation allowance in accordance with the provisions of SFAS No. 109 to reflect the estimated amount of deferred tax assets that may not be realized. In assessing whether deferred tax assets may be realized, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which temporary differences and/or carryforward losses and credits become usable.

Certain provisions of the tax laws may limit the tax net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. Management believes that such an ownership change has not occurred, and it does not expect the future use of its net operating loss carryover to be significantly limited.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company has entered into several operating leases for the rental of operating equipment, land, and laboratory and office facilities. The terms of the leases expire in various years through 2006. Future minimum lease payments under these leases are as follows:

2004	$327,960
2005	294,819
2006	204,860

$827,639

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Rent expense amounted to $507,597 and $451,050 for the years ended December 31, 2003 and 2002, respectively.

Vegetative and Wood Waste Agreements: In May 2001 the Company entered into an agreement with St. Lucie County, Florida to process vegetative waste for compensation of $17 per ton. The agreement also required the Company to, at its expense, design, construct, start-up, shakedown and test a Landfill Gas Combustion System to put the county’s landfill gas to productive use by June 2004. Beginning in June 2003, the Company began paying St. Lucie County $11,583 per month for the use of its landfill gas. The term of the agreement was for twenty years from the date of operation of the Landfill Gas Combustion System. In September 2003, the Company entered into an agreement to terminate, by mutual consent, the agreement to construct the Landfill Gas Combustion System and purchase landfill gas, but continue processing vegetative waste until January 31, 2003 for compensation of $17 per ton. In February of 2004, the Company entered into an agreement with St. Lucie County to process vegetative waste for compensation of approximately $17 per ton for a period of five years.

In September 2000, the Company entered into an agreement with the Indian River County Board of County Commissioners to remove vegetative and wood waste from the county’s landfill site for compensation determined on a per ton basis. The agreement expired in September 2003.

Dairy Farm Waste Agreement: In June 1999 the Company entered into an agreement with a local dairy farm (“Larson Dairy”) to remove animal waste from two barn sites and lagoons, approximating twenty-four tons per day, which the Company intends to process at its Okeechobee facility. The agreement expires in June 2019 and may be extended for successive periods of ten years. The Company also entered into an agreement with Larson Dairy to lease approximately six (6) acres of land on which the Company is constructing its facility to process the waste. The agreement is for an initial term of 5 years commencing in June 1999 with the option for four additional successive five year terms exercisable at the discretion of the Company. The Company pays annual rent on the land of $5,000.

Litigation: From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company. Management believes that the settlement or resolution of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 11 – SUBSEQUENT EVENTS

From January 1, 2004 through March 16, 2004, the Company directly sold 186,250 shares of common stock through private offerings that resulted in net proceeds to the Company of $745,000.