Form 10QSB
period 2004-03-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2004-05-21
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-50520

Biomass Processing Technology, Inc.

(Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0638890

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3222 Commerce Place, Suite A, West Palm Beach, Florida	33407

(Address of Principal Executive Offices)	(Zip Code)

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

Yes   ☒   No    ☐

As of May 21, 2004, there were 69,618,038 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:   Yes   ☒   No    ☐

Caution Regarding Forward-Looking Information

     This quarterly report contains both historical and forward-looking statements. All statements, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks include, among others, the risks described under “Description of Business – Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2003.

     Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company’s business operations.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
MARCH 31, 2004 AND DECEMBER 31, 2003

	(Unaudited)
	March 31,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$67,703	$394,816
Accounts receivable	244,287	101,503
Prepaid expenses and other current assets	217,199	273,224
Equipment in process, held for sale	1,856,825	1,647,321

Total Current Assets	2,386,014	2,416,864

Property and equipment, net	23,625,374	22,803,456

Other assets
Patent application costs	195,792	98,160
Deposits and other assets	101,275	101,275

Total Other Assets	297,067	199,435

Total Assets	$26,308,455	$25,419,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,146,348	$622,571
Accrued expenses	207,085	138,467
Current portion- long term debt and capital leases	267,417	297,488

Total Current Liabilities	1,620,850	1,058,526

Long-term Debt
Long term debt and capital leases, less current portion	60,084	101,185
Convertible Promissory Note	10,000	—
Note Payable — Officer	110,000	—
Total Long term debt	180,084	101,185

Commitments and Contingencies
Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 69,618,038 at March 31, 2004 and 69,431,788 at December 31, 2003	1,392,361	1,388,636
Additional paid in capital	37,847,516	37,106,241
Deficit accumulated during the development stage	(14,732,356)	(14,234,833)

Total Stockholders’ Equity	24,507,521	24,260,044

Total Liabilities and Stockholders’ Equity	$26,308,455	$25,419,755

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative During Development	Three Months Ended March 31,
	Stage (see Note 1)	2004	2003
Revenues	$7,186,192	$359,329	$580,939

Cost of services provided	7,082,601	334,817	558,101

Gross profit	103,591	24,512	22,838

Operating expenses Research and development	14,389,246	516,206	484,243
(Gain) loss on disposal of assets	98,746	(203)	(1,011)

Total operating expenses	14,487,992	516,003	483,232

Interest expense	(347,955)	(6,032)	(6,647)

Loss before income tax benefit	(14,732,356)	(497,523)	(467,041)

Income tax benefit	—	—	—

Net loss	$(14,732,356)	$(497,523)	$(467,041)

Basic and diluted loss per share		$(0.01)	$(0.01)

Weighted average number of shares outstanding, basic and diluted		69,495,346	68,573,794

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common		During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total
Balances as of December 31, 2003	69,431,788	$1,388,636	$37,106,241	$(14,234,833)	$24,260,044

Contribution of common shares	(25,000)	(500)	500	—	—

Issuance of common shares	211,250	4,225	740,775	—	745,000

Net loss for the three month period ended March 31, 2004	—	—	—	(497,523)	(497,523)

Balances as of March 31, 2004	69,618,038	$1,392,361	$37,847,516	$(14,732,356)	$24,507,521

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Three Months Ended
	Cumulative During Development	March 31,
	Stage (see Note 1)	2004	2003
Operating Activities

Net Loss	$(14,732,356)	$(497,523)	$(467,041)

Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,072,235	46,475	61,766
Loss (gain) on disposal of assets	98,746	(203)	(1,011)
Stock-based compensation	163,700	—	—

Changes in certain assets and liabilities:
Equipment in process, held for sale	(1,856,825)	(209,504)	(402,650)
Accounts receivable	(244,287)	(142,784)	14,697
Prepaid expenses & other current assets	(217,199)	56,025	(5,535)
Deposits and other assets	(101,275)	—	(7,727)
Accounts payable and accrued expenses	1,353,433	592,395	267,332

Net Cash Used in Operations	(14,463,828)	(155,119)	(540,169)

Investing Activities
Proceeds from sale of assets	98,730	2,800	25,930
Patent application costs	(195,792)	(97,632)	—
Purchases of property and equipment	(23,720,783)	(870,990)	(255,480)

Net Cash Used in Investing Activities	(23,817,845)	(965,822)	(229,550)

Financing Activities
Proceeds from long-term debt issuances	219,596	10,000	—
Repayment of debt and capital leases	(1,056,397)	(71,172)	(93,340)
Proceeds from note payable – officer	110,000	110,000	—
Proceeds from common stock issuances	39,076,177	745,000	752,100

Net Cash Provided by Financing Activities	38,349,376	793,828	658,760

Net increase (decrease) in cash and cash equivalents	67,703	(327,113)	(110,959)
Cash and cash equivalents at beginning of the period	—	394,816	188,434

Cash and cash equivalents at the end of the period	$67,703	$67,703	$77,475

(continued)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Three Months Ended
	Cumulative During Development	March 31,
	Stage (see Note 1)	2004	2003
Supplemental Disclosure of Cash Flow Information

CASH PAID DURING THE PERIOD FOR:

Interest (net of amounts capitalized)	$348,111	$6,188	$6,647

Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing

Since inception, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $1,174,302.

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

Organization and Basis of Consolidation: Biomass Processing Technology, Inc. began its activities on January 30, 1996. Its principal offices and laboratory are located in West Palm Beach, Florida with construction in progress on a facility in Okeechobee, Florida. The Company is constructing a combined animal and vegetative (“CAV”) biomass conversion and fermentation facility and equipment which the Company intends to use to process biomass residue to basic feed stocks for the chemical and energy markets. The Company is also engaged in research and development activities, which include the development of products produced from biomass materials and production equipment that performs the Company’s processes.

The accompanying consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly-owned subsidiaries, Omni Environmental Corporation, (formerly known as Omni Technologie International, Ltd.), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated. CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the CAV1 facility when operational and IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. These two companies were inactive in 2003. Certain assets were transferred to CAV1 and IP by the parent as of January 1, 2004, and the accounts of these subsidiaries are included in the consolidated group as of January 1, 2004. The transfer of assets to the subsidiaries was effected to address future organizational needs and does not represent any change in current operations.

Development Stage and Going Concern Considerations: The Company is a development stage enterprise as planned principal operations have not commenced, and the Company has not generated significant revenues since its inception. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. Should the Company continue to experience operating losses during the remainder of 2004, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that if additional investor funding were needed, the necessary funds would be available, or available on terms acceptable to the Company. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. During the next twelve months, the Company expects to allocate its capital resources to the completion of its production facilities, product development and sales. The Company intends to complete the modifications to its CAV1 facility in Okeechobee, Florida, including the ability to conduct a hydrolysis process at its CAV1 facility, to complete all testing activities with respect to the operation of the CAV1 facility, to then cause the CAV1 facility to become fully operational and commence commercial processing operations, and to commence marketing and selling the products of the CAV1 processing operation.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (Continued)

The Company believes that its current capital resources and revenues from operations will be insufficient to fund the Company’s intended operations beyond the second quarter of 2004. The Company has commenced efforts to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing during the second quarter of 2004. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

Interim Reporting: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheets, statements of operations, statements of stockholders’ equity, and statements of cash flows include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of these periods and the financial condition as of that date. There are no additional material subsequent events or material contingencies that require disclosure. The information included in these unaudited financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 – LONG-TERM DEBT

On February 24, 2004, the Company issued a convertible promissory note bearing an interest rate of 10% and maturing February 24, 2006 in the amount of $10,000. Interest is payable quarterly. The debt may be converted to 2,500 shares of common stock at $4.00 per share during the 30 days prior to the maturity date or during the 30 days prior to an accelerated maturity date which may be elected by the Company any time six months after issuance.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the three months ended March 31, 2004, the Company’s principal stockholder, who is also an officer and director, loaned the Company $110,000 for working capital under a note not to exceed $200,000 and bearing simple interest at 4%. The note is payable on or before April 1, 2005.

The Company’s principal stockholder, who is also an officer and director, directly transferred 25,000 shares of his personal common stock holdings to an investor

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS (Continued)

who purchased Company stock in a private offering. These 25,000 shares were accounted for as a capital contribution to the Company, and as shares issued to the investor in the offering.

NOTE 4 – NET LOSS PER COMMON SHARE

SFAS No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. However, in February 2004, the Company issued a convertible promissory note, so for the first time the Company has an outstanding convertible financial instrument which constitutes a common stock equivalent. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common shareholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

At March 31, 2004, the Company’s common equivalent shares only include the above mentioned convertible promissory note, which is convertible into 2,500 shares of the Company’s common stock at March 31, 2004 (see Note 2). The weighted average number of shares used to compute basic and diluted loss per share in the March 31, 2004 financial statements are the same since the effect of the convertible promissory note is anti-dilutive. There were no common share equivalents in the March 31, 2003 comparative period.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

March 31,	2004	2003
Common shares outstanding	69,618,038	68,592,388
Effect of weighting	(122,692)	(11,487)

Weighted average common shares outstanding	69,495,346	68,580,901

NOTE 5 – INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there is no provision or benefit recorded in the statements of operations for the periods presented.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – SUBSEQUENT EVENT

On May 18, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials.

ITEM 2. PLAN OF OPERATION

The Company is a development stage company, as its planned principal operations have not commenced, and has not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is the development and commercialization of its proprietary technology, through the application of which biomass material may be converted into its constituent components using a hydrolysis and fermentation-based process, and basic feedstocks and other products may be produced for the animal feed, food, chemical and energy markets.

During the three months ended March 31, 2004, the Company continued construction and testing of its combined animal and vegetative (“CAV”) biomass conversion and fermentation facility and equipment. During the quarter the Company also worked on the patent application process which resulted in filing on May 18, 2004, of seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials.

During the next twelve months, the Company intends to complete the modifications to its CAV1 facility in Okeechobee, Florida, including the addition of the capability to conduct a hydrolysis process at its CAV1 facility, to complete all testing activities with respect to the operation of the CAV1 facility, to then cause the CAV1 facility to become fully operational and commence commercial processing operations and to commence marketing and selling the products of the CAV1 processing operation. The Company does not expect any significant purchases of plant or equipment or any significant changes in the number of employees in the initial stages of becoming operational as there will be certain changes of duties for some existing employees.

The Company believes that its current capital resources and revenues from operations will be insufficient to fund the Company’s intended operations beyond the second quarter of 2004. The Company has commenced efforts to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing during the second quarter of 2004. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2004, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company’s Chief Executive Officer and Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2004, except as set forth below in this paragraph, the Company’s disclosure controls and procedures were effective in timely alerting him to material information required to be included in the Company’s periodic SEC reports. The Company’s independent auditors, in conjunction with their audit of the Company’s financial statements for the year ended December 31, 2003, advised the Company that in the auditors’ view, the Company’s disclosure controls and procedures were subject to material weaknesses resulting from the resignation in February 2004 of the Company’s former chief financial officer and from an inadequate segregation of duties related to accounting controls. In April 2004, the Company hired a certified public accountant with experience with United States generally accepted accounting principles and the preparation of reports required to be filed with the Securities and Exchange Commission. Company management believes that the addition of this certified public accountant has significantly improved the effectiveness of the Company’s disclosure controls and procedures.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company’s reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Except for the Company’s hiring of a certified public accountant in April 2004 as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 24, 2004 the Company issued a $10,000 convertible promissory note to a single existing stockholder whom the Company believes to be an accredited investor for aggregate proceeds of $10,000. The note bears interest at a rate of 10% per annum payable quarterly in arrears, matures on February 24, 2006 and may be prepaid by the Company at any date after August 24, 2004 as of which the Company has given 30 days’ prior written notice of conversion to the holder. The holder has the right to convert the note during the 30 days prior to the maturity date, or the date of any prepayment of the note by the Company, into a number of shares of the Company’s Common Stock equal to the outstanding principal amount of the note as of the conversion date divided by $4. The note was issued without registration under the Securities Act in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

On February 26, 2004, the Company issued and sold 6,250 shares of Common Stock at a price of $4 per share to a single investor whom the Company believes to be an accredited investor for aggregate proceeds of $25,000. The shares were issued without registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

On March 1, 2004 the Company issued and sold 175,000 shares of Common Stock at a price of $4 per share to a single investor whom the Company believes to be an accredited investor for aggregate proceeds of $700,000. The shares were issued without registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In connection with this sale, Larry W. Denney, who is the Company’s principal stockholder and the Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer of the Company, directly transferred 25,000 shares of Common Stock owned by him to the investor who purchased the foregoing shares, for no additional consideration, thereby effectively reducing the price paid by the investor to $3.50 per share.

On March 4, 2004, the Company issued and sold 5,000 shares of Common Stock at a price of $4 per share to a single investor whom the Company believes to be an accredited investor for aggregate proceeds of $20,000. The shares were issued without registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 – K

(a) List of Exhibits:

Document	Exhibit No.
Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Contract, dated January 13, 2004, between St. Lucie County, Florida and the Company (incorporated herein by reference to Exhibit 6.2 of the registrant’s Amendment No. 1 to Form 10-SB, filed with the Commission on April 16, 2004)	10.2

Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended	31.1

Certification by the Chief Executive Officer and Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

(b) Reports on Form 8-K.

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.
Dated: May 21, 2004	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President, Chief Executive Officer and Chief Financial Officer (principal executive officer and principal financial officer)