Form 10QSB
period 2004-06-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2004-08-16
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         For the quarterly period ended June 30, 2004

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

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.02 par value per share

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes   ☒   No    ☐

As of August 9, 2004, there were 69,876,738 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format:  Yes   ☒   No    ☐

BPTechnology Logo

BIOMASS PROCESSING TECHNOLOGY, INC.

and SUBSIDIARIES

__________

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
JUNE 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	(Unaudited)
	June 30,	December 31,
	2004	2003
ASSETS
Current assets
Cash and cash equivalents	$219,770	$394,816
Accounts receivable	94,985	101,503
Prepaid expenses and other current assets	254,789	273,224
Equipment in process, held for sale	1,945,410	1,647,321

Total Current Assets	2,514,954	2,416,864

Property and equipment, net	24,430,838	22,803,456

Other assets
Patent application costs	232,181	98,160
Deposits and other assets	101,775	101,275

Total Other Assets	333,956	199,435

Total Assets	$27,279,748	$25,419,755

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,764,979	$622,571
Accrued expenses	814,502	138,467
Current portion- long term debt and capital leases	239,984	297,488

Total Current Liabilities	2,819,465	1,058,526

Long-term Liabilities
Long-term capital leases, less current portion	163,442	101,185
Convertible Promissory Note	10,000	—
Note Payable — Officer	169,700	—

Total Long-term Liabilities	343,142	101,185

Commitments and Contingencies
Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 69,550,688 at June 30, 2004 and 69,431,788 at December 31, 2003	1,391,014	1,388,636
Additional paid in capital	38,578,363	37,106,241
Deficit accumulated during the development stage	(15,852,236)	(14,234,833)

Total Stockholders’ Equity	24,117,141	24,260,044

Total Liabilities and Stockholders’ Equity	$27,279,748	$25,419,755

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative	For the Three		For the Six
	During	Months Ended June 30,		Months Ended June 30,
	Development
	Stage	2004	2003	2004	2003
REVENUES	$7,499,216	$313,024	$606,874	$672,353	$1,187,813

COST OF SALES Cost of Services Provided	7,413,107	330,506	580,121	665,323	1,138,222

GROSS PROFIT (LOSS)	86,109	(17,482)	26,753	7,030	49,591

OPERATING EXPENSES
Research and development	15,503,320	1,114,074	672,891	1,630,280	1,157,134
(Gain) loss on disposal of assets	76,757	(21,989)	—	(22,192)	(1,011)

Total Operating Expenses	15,580,077	1,092,085	672,891	1,608,088	1,156,123

INTEREST EXPENSE	(358,268)	(10,313)	(3,033)	(16,345)	(9,680)

LOSS BEFORE INCOME TAX BENEFIT	(15,852,236)	(1,119,880)	(649,171)	(1,617,403)	(1,116,212)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(15,852,236)	$(1,119,880)	$(649,171)	$(1,617,403)	$(1,116,212)

LOSS PER SHARE:
Basic and diluted loss per share		$(0.02)	$(0.01)	$(0.02)	$(0.02)

Weighted average common shares outstanding, basic and diluted		69,600,112	68,635,124	69,547,729	68,604,629

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common		During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total
Balances as of December 31, 2003	69,431,788	$1,388,636	$37,106,241	$(14,234,833)	$24,260,044
Contribution of common shares	(225,000)	(4,500)	4,500	—	—
Issuance of common shares	343,900	6,878	1,467,622	—	1,474,500
Net loss for the six month period ended June 30, 2004	—	—	—	(1,617,403)	(1,617,403)

Balances as of June 30, 2004	69,550,688	$1,391,014	$38,578,363	$(15,852,236)	$24,117,141

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Six Months Ended
	Cumulative During	June 30,
	Development
	Stage (see Note 1)	2004	2003
Operating Activities
Net Loss	$(15,852,236)	$(1,617,403)	$(1,116,212)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	1,132,050	106,290	120,974
Loss (gain) on disposal of assets	76,757	(22,192)	(1,011)
Stock-based compensation	163,700	—	—
Changes in certain assets and liabilities:
Equipment in process, held for sale	(1,945,410)	(298,089)	(705,711)
Accounts receivable	(94,985)	6,518	(8,264)
Prepaid expenses & other current assets	(254,789)	18,435	(18,525)
Deposits and other assets	(101,775)	(500)	14,937
Accounts payable and accrued expenses	2,579,481	1,818,443	49,173

Net Cash Provided by (used in) Operations	(14,297,207)	11,502	(1,664,639)

Investing Activities
Proceeds from sale of assets	135,230	39,300	25,930
Patent application costs	(232,181)	(134,021)	—
Purchases of property and equipment	(24,444,598)	(1,594,805)	(464,390)

Net Cash Used in Investing Activities	(24,541,549)	(1,689,526)	(438,460)

Financing Activities
Proceeds from long-term debt issuances	219,596	10,000	—
Repayment of debt and capital leases	(1,136,447)	(151,222)	(157,996)
Proceeds from note payable – officer	169,700	169,700	—
Proceeds from common stock issuances	39,805,677	1,474,500	2,177,100

Net Cash Provided by Financing Activities	39,058,526	1,502,978	2,019,104

Net increase (decrease) in cash and cash equivalents	219,770	(175,046)	(83,995)

Cash and cash equivalents at beginning of the period	—	394,816	188,434

Cash and cash equivalents at the end of the period	$219,770	$219,770	$104,439

     (continued)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Six Months Ended
	Cumulative During	June 30,
	Development
	Stage (see Note 1)	2004	2003
Supplemental Disclosure of Cash Flow Information
CASH PAID DURING THE PERIOD FOR:
Interest (net of amounts capitalized)	$356,034	$14,111	$9,680

Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. During the six months ended June 30, 2004, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $155,975. Since inception, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $1,330,277.

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

The accompanying consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly-owned subsidiaries, Omni Environmental Corporation (formerly known as Omni Technologie International, Ltd.), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated. CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the CAV1 facility when operational. IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. These two companies were inactive in 2003. Certain assets were transferred to CAV1 and IP by the parent as of January 1, 2004, and the accounts of these subsidiaries are included in the consolidated group as of January 1, 2004. The transfer of assets to the subsidiaries was effected to address future organizational needs and does not represent any change in current operations.

Development Stage and Going Concern Considerations: The Company is a development stage enterprise as planned principal operations have not commenced, and the Company has not generated significant revenues since its inception. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. Should the Company continue to experience operating losses during the remainder of 2004, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that if additional investor funding were needed, the necessary funds would be available on terms acceptable to the Company. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (Continued)

During July and August, 2004, the Company began final testing with respect to its CAV biomass processing facility. To cause the facility to become operational, the Company must complete testing activities with respect to the operation of the facility, and must then begin processing operations. Following the commencement of processing operations, the Company expects to commence marketing and selling the products of the CAV facility’s processing operation. The Company does not expect any significant purchases of plant or equipment . in the initial stages of becoming operational.

When the CAV facility becomes operational, the Company will end its start-up period as a development stage company. The Company presently anticipates becoming operational near the end of the third quarter of 2004. The facility is designed to process biomass through six fermentor lines, of which four have been constructed. During the early stages of operations, the plant will begin with operation of two lines. When the engineering department has completed testing of the production process of the initial two lines and made any necessary modifications, the other two (third and fourth) existing lines will be added to the production process. In the three quarters following commencement of operations, management will concentrate on increasing production by bringing up the fifth and sixth processing lines currently under construction at the facility.

The Company believes that its current capital resources and revenues from operations will be insufficient to fund the Company’s intended operations beyond the year 2004. The Company commenced efforts to raise additional capital through the offering of equity securities during the second quarter of 2004. There is no assurance that the Company will be able to raise additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

Interim Reporting: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheets, statements of operations, statements of stockholders’ equity, and statements of cash flows include, in the opinion of management, all the adjustments, consisting only of normal recurring adjustments, necessary for a fair presentation of the results of the periods presented and the financial condition as of the end of those periods. There are no additional material subsequent events or material contingencies that require disclosure. The information included in these unaudited financial statements should be read in conjunction with the text presented under “Plan of Operation” contained in this report and with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003. Historical interim results are not necessarily indicative of results that may be expected for any future period.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONVERTIBLE PROMISSORY NOTE

On February 24, 2004, the Company issued a convertible promissory note in the principal amount of $10,000 bearing interest at a rate of 10% and maturing February 24, 2006. Interest on the note is payable quarterly. The holder of the note was entitled to convert the note into 2,500 shares of common stock during the 30 days prior to the maturity date or during the 30 days prior to an accelerated maturity date which could be selected by the Company any time six months after issuance. Subsequent to the quarter ended June 30, 2004, the Company selected August 24, 2004 as the accelerated maturity date and the holder of the note elected to convert the note into 2,500 shares of common stock. The Company paid $72 of accrued interest accrued from July 1, 2004 through the date of conversion.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the first three months of 2004, the Company’s principal stockholder, who is also an officer and director, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. During the three month period ended June 30, 2004, additional advances of $59,700 were made. The note, as amended, is payable on or before July 1, 2005 and may be prepaid without penalty.

During the six months ended June 30, 2004, two of the Company’s principal stockholders, who are also directors, directly transferred an aggregate of 225,000 shares of their personal common stock holdings to the Company for no consideration, in connection with the sale of those shares by the Company in a private placement of the Company’s common stock. Of these shares, 200,000 were transferred to the Company during the three month period ended June 30, 2004 in conjunction with a private placement of 400,000 shares sold to existing stockholders. These 200,000 shares were accounted for as a capital contribution to the Company. Some of these shares were sold in the three months ended June 30, 2004, and the remainder of these shares were sold subsequent to that date.

NOTE 4 – NET LOSS PER COMMON SHARE

SFAS No. 128, “Earnings Per Share,” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. In February 2004, the Company issued a convertible promissory note, which constituted a common stock equivalent. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NET LOSS PER COMMON SHARE (Continued)

available to common stockholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

At June 30, 2004, the Company’s common equivalent shares only included the above mentioned convertible promissory note, which was convertible into 2,500 shares of the Company’s common stock at June 30, 2004 (see Note 2). The note was converted into shares of the Company’s common stock in July 2004. The weighted average number of shares used to compute basic and diluted loss per share in the June 30, 2004 financial statements are the same since the effect of the convertible promissory note is anti-dilutive. There were no common share equivalents in the June 30, 2003 comparative period.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding for the six month and three month periods ended June 30, 2004 and 2003 is shown below:

SIX MONTH PERIOD ENDING JUNE 30,	2004	2003
Common shares outstanding	69,550,688	68,663,638
Effect of weighting	(2,959)	(59,009)

Weighted average common shares outstanding	69,547,729	68,604,629

THREE MONTH PERIOD ENDING JUNE 30,	2004	2003
Common shares outstanding	69,550,688	68,663,638
Effect of weighting	49,424	(28,514)

Weighted average common shares outstanding	69,600,112	68,635,124

In accordance with SFAS No. 128, the effect of weighting includes shares issued and shares reacquired during the respective periods.

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – CASUALTY LOSS

In May, 2004, a fire caused extensive damage to a piece of the Company’s equipment at the St. Lucie County landfill site and minor damage to several other pieces of ancillary machinery. The Company’s insurance carrier has taken the position that the Company’s insurance coverage on the damaged equipment limited the insurer’s liability to $15,000. The Company contends that the equipment was fully insured, and alternatively that if the Company’s coverage was in fact so limited, this was attributable to the negligence and misrepresentation of the insurance agent who placed the insurance policy, who should be held liable for the difference. The Company has referred the matter to legal counsel. The damaged equipment was pledged as security for the Company’s obligations under an equipment lease, for which the Company remains liable to the equipment lessor. Pending resolution of the insurance coverage dispute, the Company has accrued a $485,000 loss provision, net of $15,000 received from insurance proceeds, as an estimate of the loss incurred.

NOTE 7 – SUBSEQUENT EVENTS

During the period from July 1, 2004, to August 9, 2004, the Company sold 326,050 shares of common stock for total proceeds of $1,699,250 in a private offering of shares of its common stock.

ITEM 2. PLAN OF OPERATION

As of June 30, 2004, the Company was a development stage company, as its planned principal operations had not commenced, and it had not conducted significant operations or generated significant operating revenues since its inception through the end of the second quarter of 2004. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing. The plan of the Company is to produce basic feed protein and other products for the animal feed, food, chemical, and energy markets.

Patents

During the quarter ended June 30, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. (See discussion of EcoGold™ below.) A provisional application is a limited filing allowing the Company one year to complete the final application. The Company is in the process of completing the final applications, and filing additional provisional applications, which process is expected to be completed during 2005. Based on the claims made in the provisional applications, the Company expects the final applications to seek issuance of 50 or more US and foreign patents.

The CAV Facility

During the three months ended June 30, 2004, the Company continued construction and testing of its combined animal and vegetative (“CAV”) biomass conversion and fermentation facility. The primary product to be produced by the CAV facility is yeast marketed to animal feed manufacturers for use as a protein and pro-biotic supplement to animal feed. The secondary product presently planned for the CAV facility is lignin, a natural polymer. During July 2004, the Company began planned final testing with respect to the operational effectiveness of the CAV facility.

The original design of the CAV facility anticipated four production lines, although the site was permitted for operation of up to six lines. The Company anticipates commencing production with two lines and beginning operations at one third of total design capacity near the end of the third quarter of 2004. The Company plans to add two additional production lines by the end of 2004, and to add two additional production lines by the second quarter of 2005.

The present planned expansion of CAV production is summarized below.

		Original
Lines	Schedule	Capacity*	Comment
1 & 2	End of Qtr. 3	33%	To commence production September 7, 2004
3 & 4	End of 2004	100%	Complete except piping & control installation
Hydrolysis	End of 2004		Gives added byproduct: lignin
5 & 6	Qtr. 2 of 2005	167%	Permitted, but not built

* Original Capacity is based on the design of four fermentor lines, shown as 100% capacity.

As production commences, the Company expects to simultaneously begin marketing and selling the products of the CAV facility’s processing operation. The Company does not expect to generate significant revenue from the CAV facility’s processing operations during the third quarter of 2004, because necessary inventory accumulation, which will not have occurred before the end of the third quarter of 2004, must be accomplished before sales may be made.

Investment by the Company in the CAV facility is $23.2 million as of June 30, 2004. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, as well as piping and control for two lines. This amount also includes infrastructure costs, such as boilers with redundant steam capacity and hydrolysis and compressed air with back-up, process, control and support buildings, and cooling freon and cooling water supply, all to support six lines. Major process equipment is already in place for four lines. In addition, most major components required for hydrolysis are already in place. The completion of the third and fourth lines will require process piping and control installation. Hydrolysis will require these components and material handling equipment. The fifth and sixth lines will require construction and installation of foundations and all major process equipment, as well as piping and control.

To assist in evaluation of the contribution of installed infrastructure elements and in assessment of the construction of the CAV under current plans, the following table compares the remaining items to be added to the completed process equipment and infrastructure costs.

Plant and Equipment	Costs	%	Comments:
Cost of CAV as of June 30, 2004	$23,200,000	94.9%	Infrastructure, major equipment
ADD: Lines 3 & 4	750,000	3.1%	Requires only piping and control installation
ADD: Hydrolysis	500,000	2.0%	Requires piping and material handling

Subtotal — Original Design	24,450,000	100.0%
ADD: Lines 5 & 6	4,000,000	16.4%	All process equipment, control, piping

TOTAL – REVISED DESIGN	$28,450,000	116.4%

The construction of two additional lines of production at an estimated cost of $4,000,000 will provide an estimated increase in production capacity of two thirds (167%) of the original estimated production capability.

When the CAV facility becomes operational, the Company will end its start-up period as a development stage company. Following the commencement of operations, the Company plans to refine its technology and processing methods to concentrate on production of higher value yeast.

EcoGold™ — The Dilute Waste Stream Recovery Technology

The seven provisional patent applications filed on May 18, 2004 discussed above are related to a unique biomass processing technology that the Company calls EcoGold™. EcoGold™ is the name of our ecologically beneficial process and equipment as well as the name of the product produced through the process, which is a golden colored, high value nutrient. The EcoGold™ process is designed to eliminate phosphorus and nitrogen pollution from waste streams, by creating a valuable product (protein) at farms and industrial sites.

Most industrial processing develops a watery waste stream, no different than in agricultural waste. In agriculture, as in many other industries, cleaning this stream to EPA standards is a very expensive process and a significant cost of the design, construction, and operation of a farming facility. The EcoGold™ equipment and integrated technology are designed to produce a valuable product from the waste stream. The waste recovery value can be much higher than compliance costs of meeting EPA standards and can even be a significant percentage of normal costs of operations.

The Company plans to complete installation of the first equipment developed using the EcoGold™ process at a large dairy testing site in August 2004. The Company expects to complete testing and any necessary modifications to this unit and then to offer the unit for sale in the final quarter of 2004. This test site unit is shown on the Company’s balance sheet as of June 30, 2004, as “Equipment in Process, held for sale” reflected at a cost of $1,945,410, although the cost of future smaller units may be considerably less if the Company is able to successfully produce these units through mass production. The Company has had initial discussions with several vendors but has not yet entered into any agreements with respect to the sale or mass production of these units.

Should the Company’s plans for the test site EcoGold™ system during the final half of 2004 materialize as expected, the Company plans to market the EcoGold™ technology in 2005 to approximately 12,000 Concentrated Animal Feeding Operators (CAFOs) in the United States. The CAFOs consist of dairy farms, beef cattle operations, swine operations, and poultry farms. These CAFOs are currently subject to EPA mandates to reduce pollution of land and watersheds. Penalties for non-compliance with maintaining EPA standards range from severe fines to reduction of production to closing of operations. No assurance can be provided, however, that the Company will be successful in producing or selling units implementing the EcoGold™ technology.

Other Products in Development

The Company is concentrating its initial operating efforts on its CAV and EcoGold™ business segments as discussed above. The Company is continuing its research and development on other products.

Capital Resources

The Company believes that its current capital resources and revenues from operations will be insufficient to fund the Company’s intended operations beyond the year 2004. The Company has commenced efforts to raise additional capital through the private offering of equity securities during the second quarter of 2004. There is no assurance that the Company will be able to raise additional funds that may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the Company’s financial condition and results of operations may be materially affected.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2004, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company’s Chief Executive Officer, and Robert F. Kendall, CPA, Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2004, except as set forth below in this paragraph the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports. The Company’s independent auditors, in conjunction with their audit of the Company’s financial statements for the year ended December 31, 2003, advised the Company that in the auditors’ view, the Company’s disclosure controls and procedures were subject to material weaknesses resulting from the resignation in February 2004 of the Company’s former chief financial officer and from an inadequate segregation of duties related to accounting controls. In April 2004, the Company hired a certified public accountant with experience with United States generally accepted accounting principles and the preparation of reports required to be filed with the Securities and Exchange Commission. Company management believes that the addition of this certified public accountant, who was elected Chief Financial Officer by the Board of Directors during the three month period ended June 30, 2004, has significantly improved the effectiveness of the Company’s disclosure controls and procedures.

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

Except for the Company’s hiring of a certified public accountant in April 2004 as described above, there were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended June 30, 2004, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

On various dates between May 17, 2004 and June 14, 2004, the Company issued and sold an aggregate of 13,250 shares of Common Stock at a price of $10 per share to six investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $132,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder.

On various dates between June 18, 2004 and June 30, 2004, the Company issued and sold an aggregate of 119,400 shares of Common Stock at a price of $5 per share to 23 investors, all of whom where existing stockholders of the Company and all of whom the Company believes to be accredited investors, for aggregate proceeds of $597,000. The shares were issued without registration in reliance on Section 4(2) of the Securities Act and Rule 506 of Regulation D thereunder. In connection with these sales, on June 18, 2004, each of Larry W. Denney, the Company’s principal stockholder and Chairman of the Board, President, and Chief Executive Officer, and Jack B. Simpson, a director of the Company, directly transferred 100,000 shares of Common Stock owned by them (a total of 200,000 shares) to the Company for no consideration. The Company sold these shares as part of a private offering limited to existing stockholders. This private offering, in which the Company received $2,143,250 in proceeds from the sale of an aggregate of 428,650 shares, commenced on June 18, 2004 and closed on July 27, 2004. Also in conjunction with this private offering, in July 2004, Mr. Denney and Mr. Simpson each transferred half of an additional 14,325 shares owned by them to the Company for no additional consideration to them, which shares were sold in the private offering to existing stockholders as described above.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8 – K

     (a) List of Exhibits:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

     (b) Reports on Form 8-K.

On June 17, 2004, the Company filed a Form 8–K with the Securities and Exchange Commission disclosing that it had commenced a $5,000,000 private offering of 500,000 shares of common stock at an offering price of $10.00 per share.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.
Dated: August 14, 2004	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President and Chief Executive Officer (principal executive officer and duly authorized officer)

Biomass Processing Technology, Inc.
Dated: August 14, 2004	By:	/s/ Robert F. Kendall
Robert F. Kendall, CPA, Chief Financial Officer
(principal financial officer)