Form 10QSB
period 2004-09-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2004-11-15
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Yes ☒ No ☐

As of November 14, 2004, there were 69,912,413 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☒ No ☐

BIOMASS PROCESSING TECHNOLOGY, INC.

and SUBSIDIARIES

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 (UNAUDITED) AND DECEMBER 31, 2003

	(Unaudited)
	September 30,	December 31,
	2004	2003
ASSETS

Current assets
Cash and cash equivalents	$94,510	$394,816
Accounts receivable	55,989	101,503
Prepaid expenses and other current assets	264,674	273,224
Equipment in process, held for sale	2,137,783	1,647,321

Total Current Assets	2,552,956	2,416,864

Property and equipment, net	24,912,483	22,803,456

Other assets
Patent application costs	239,833	98,160
Deposits and other assets	101,775	101,275

Total Other Assets	341,608	199,435

Total Assets	$27,807,047	$25,419,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,067,749	$622,571
Accrued expenses	804,862	138,467
Current portion- long term debt and capital leases	160,701	297,488

Total Current Liabilities	2,033,312	1,058,526

Long-term Liabilities
Long-term capital leases, less current portion	39,561	101,185
Note Payable — Officer	112,700	—

Total Long-term Liabilities	152,261	101,185

Commitments and Contingencies
Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 69,904,913 at Sept. 30, 2004 and 69,431,788 at December 31, 2003	1,398,098	1,388,636
Additional paid in capital	40,695,529	37,106,241
Deficit accumulated during the development stage	(16,472,153)	(14,234,833)

Total Stockholders’ Equity	25,621,474	24,260,044

Total Liabilities and Stockholders’ Equity	$27,807,047	$25,419,755

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative	For the Three		For the Nine
	During	Months Ended September 30,		Months Ended September 30,
	Development
	Stage	2004	2003	2004	2003

REVENUES	$7,766,518	$267,302	$643,817	$939,655	$1,831,630

COST OF SALES
Cost of Services Provided	7,710,279	297,172	556,618	962,495	1,694,840

GROSS PROFIT (LOSS)	56,239	(29,870)	87,199	(22,840)	136,790

OPERATING EXPENSES

Research and development	15,963,961	460,641	732,646	2,090,921	1,889,780
(Gain) loss on disposal of assets	195,306	118,549	(1,430)	96,357	(2,441)

Total Operating Expenses	16,159,267	579,190	731,216	2,187,278	1,887,339

INTEREST EXPENSE	(369,125)	(10,857)	(6,061)	(27,202)	(15,741)

LOSS BEFORE INCOME TAX BENEFIT	(16,472,153)	(619,917)	(650,078)	(2,237,320)	(1,766,290)

PROVISION FOR INCOME TAXES	—	—	—	—	—

NET LOSS	$(16,472,153)	$(619,917)	$(650,078)	$(2,237,320)	$(1,766,290)

LOSS PER SHARE:
Basic and diluted loss per share		$(0.01)	$(0.01)	$(0.03)	$(0.03)

Weighted average common shares outstanding, basic and diluted		69,836,020	68,748,198	69,644,527	68,653,011

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

				Deficit Accumulated
	Number of	Common		During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2003	69,431,788	$1,388,636	$37,106,241	$(14,234,833)	$24,260,044

Contribution of common shares	(239,325)	(4,787)	4,787	—	—

Issuance of common shares — sales	709,950	14,199	3,574,551	—	3,588,750

Issuance of common shares — conversion of convertible promissory note	2,500	50	9,950	—	10,000

Net loss for the nine month period ended September 30, 2004	—	—	—	(2,237,320)	(2,237,320)

Balances as of September 30, 2004	69,904,913	$1,398,098	$40,695,529	$(16,472,153)	$25,621,474

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Nine Months Ended
	Cumulative During	September 30,
	Development
	Stage (see Note 1)	2004	2003
Operating Activities

Net Loss	$(16,472,153)	$(2,237,320)	$(1,766,290)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,184,731	158,971	176,559
Loss (gain) on disposal of assets	195,306	96,357	(2,441)
Stock-based compensation	163,700	—	—
Changes in certain assets and liabilities:
Equipment in process, held for sale	(2,137,783)	(490,462)	(909,407)
Accounts receivable	(55,989)	45,514	(170,696)
Prepaid expenses & other current assets	(264,674)	8,550	(3,698)
Deposits and other assets	(101,775)	(500)	18,801
Accounts payable and accrued expenses	1,880,283	1,119,245	(277,072)

Net Cash Used in Operations	(15,608,354)	(1,299,645)	(2,934,244)

Investing Activities
Proceeds from sale of assets	137,230	41,300	95,930
Patent application costs	(239,833)	(141,673)	(3,301)
Purchases of property and equipment	(25,242,694)	(2,392,901)	(736,927)

Net Cash Used in Investing Activities	(25,345,297)	(2,493,274)	(644,298)

Financing Activities
Proceeds from long-term debt issuances	219,596	10,000	—
Repayment of debt and capital leases	(1,204,062)	(218,837)	(224,740)
Proceeds from note payable – officer, net	112,700	112,700	12,700
Proceeds from common stock issuances	41,919,927	3,588,750	4,811,400

Net Cash Provided by Financing Activities	41,048,161	3,492,613	4,599,360

Net increase (decrease) in cash and cash equivalents	94,510	(300,306)	1,020,818

Cash and cash equivalents at beginning of the period	—	394,816	188,434

Cash and cash equivalents at the end of the period	$94,510	$94,510	$1,209,252

Supplemental Disclosure of Cash Flow Information

CASH PAID DURING THE PERIOD FOR:
Interest (net of amounts capitalized)	$365,909	$23,986	$15,741

Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. During the nine months ended September 30, 2004, the Company acquired equipment and vehicles by entering into capital leases totaling $155,975. Since inception, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $1,330,277.

During the three months ended September 30, 2004, the Company assigned a capital lease with respect to certain equipment subject to that lease. On the date of assignment, the equipment had a book value of $134,103 and the capital lease balance assumed by the buyer was $135,549.

Debt to Equity Conversion. During the three months ended September 30, 2004, the holder of a convertible promissory note in the amount of $10,000 elected, in accordance with provisions of the note, to convert the note to 2,500 shares of common stock valued at $4.00 per share.

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

The accompanying consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly-owned subsidiaries, Omni Environmental Corporation (formerly known as Omni Technologie International, Ltd. and incorporated in Delaware on June 23, 1989), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated. CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the CAV1 facility when operational. IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. These two companies were inactive in 2003. Certain assets were transferred to CAV1 and IP by the parent as of January 1, 2004, and the accounts of these subsidiaries are included in the consolidated group as of January 1, 2004. The transfer of assets to the subsidiaries was done to address future organizational needs and does not represent any change in current operations.

Development Stage and Going Concern Considerations: The Company is a development stage enterprise as planned principal operations have not commenced, and the Company has not generated significant revenues since its inception. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. Since the Company expects to continue to experience operating losses during the remainder of 2004, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that if additional investor funding were needed, the necessary funds would be available on terms acceptable to the Company. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

During the third quarter of 2004, the Company began final testing with respect to its CAV biomass processing facility. To cause the facility to become operational, the Company must complete testing activities with respect to the operation of the facility, and must then begin processing operations.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (Continued)

Following the commencement of processing operations, the Company expects to commence marketing and selling the products of the CAV facility’s processing operation. The Company does not expect to make any significant purchases of plant or equipment during the initial stages of becoming operational.

When the CAV facility becomes operational, the Company will no longer be a development stage company. The facility is designed to process biomass through six fermentor lines, of which four have been constructed. During the early stages of operations, the facility will begin with operation of two lines. When the engineering department has completed testing of the production process of the initial two lines and made any necessary modifications, the third existing line will be added to the production process, followed by the fourth. In the three calendar quarters following commencement of operations, management will concentrate on increasing production by bringing up the fifth and sixth processing lines.

The Company believes that its current capital resources and revenues from operations are insufficient to fund the Company’s intended operations and expansion. The Company commenced efforts to raise additional capital through the offering of equity securities during the second quarter of 2004 and such efforts continued during the third quarter of 2004. There is no assurance that the Company will be able to raise additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 – CONVERTIBLE PROMISSORY NOTE

On February 24, 2004, the Company issued a convertible promissory note in the principal amount of $10,000 bearing interest at a rate of 10% and maturing February 24, 2006. Interest on the note was payable quarterly. The holder of the note was entitled to convert the note into 2,500 shares of common stock during the 30 days prior to the maturity date or during the 30 days prior to an accelerated maturity date which could be selected by the Company any time six months after issuance. During the quarter ended September 30, 2004, the Company selected August 24, 2004 as the accelerated maturity date and the holder of the note elected to convert the note into 2,500 shares of common stock. The Company paid $72 of interest accrued from July 1, 2004 through July 26, 2004, the date of conversion.

NOTE 3 – RELATED PARTY TRANSACTIONS

During the first three months of 2004, the Company’s principal stockholder, who is also an officer and director, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. During the three month period ended June 30, 2004, the stockholder made additional advances of $59,700 to the Company under the note. During the three month period ended September 30, 2004, the Company repaid $57,000 under the note. The note, as amended, is payable on or before October 1, 2005 and may be prepaid without penalty.

During the nine months ended September 30, 2004, two of the Company’s principal stockholders, who are also directors, directly transferred an aggregate of 239,325 of their own shares of Company common stock to the Company for no consideration to them, in connection with the sale of those shares by the Company in private placements of the Company’s common stock. Each person contributed half of the shares. The shares were accounted for as capital contributions to the Company at par value of $.02 per share. Of the total, 25,000 shares were contributed in the first quarter of 2004. In conjunction with a special private offering to existing stockholders only, the aforementioned two principal stockholders contributed an aggregate of 200,000 shares during the second quarter and an aggregate of 14,325 shares in the third quarter.

NOTE 4 – NET LOSS PER COMMON SHARE

SFAS No. 128, “Earnings Per Share,” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. In February 2004, the Company issued a convertible promissory note, which constituted a common stock equivalent. The note was converted into shares of the Company’s common stock on July 26, 2004. Therefore, the Company does not have any common stock equivalents as of September 30, 2004, and there is no diluted EPS.

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

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding for the three month and nine month periods ended September 30, 2004 and 2003 is shown below:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2004	2003	2004	2003
Outstanding shares	69,904,913	69,250,213	69,904,913	69,250,213
Effect of Weighting	(68,893)	(502,015)	(260,386)	(597,202)

Weighted Average	69,836,020	68,748,198	69,644,527	68,653,011

NOTE 5 – INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there is no provision or benefit recorded in the statements of operations for the periods presented.

NOTE 6 – CASUALTY LOSS

In May 2004, a fire caused extensive damage to a piece of the Company’s equipment at the St. Lucie County landfill site and minor damage to several other pieces of ancillary machinery. The Company’s insurance carrier has taken the position that the Company’s insurance coverage on the damaged equipment limited the insurer’s liability to $15,000. The Company contends that the equipment was fully insured, and alternatively that if the Company’s coverage was in fact so limited, this was attributable to the negligence and misrepresentation of the insurance agent who placed the insurance policy, who should be held liable for the difference. The Company has referred the matter to legal counsel. The damaged equipment was pledged as security for the Company’s obligations under an equipment lease, for which the Company remains liable to the equipment lessor. Pending resolution of the insurance coverage dispute, the Company has accrued a $485,000 loss provision, net of $15,000 received from insurance proceeds, as an estimate of the loss incurred.

NOTE 7 – SUBSEQUENT EVENTS

During the period from October 1, 2004 to November 14, 2004, the Company sold 7,500 shares of common stock in a private offering for total proceeds of $75,000.

ITEM 2. PLAN OF OPERATION

As of September 30, 2004, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception through the end of the third quarter of 2004. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing. The plan of the Company is to produce basic feed protein and other products for the animal feed, food, chemical, and energy markets.

Patents

On May 18, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. (See discussion of EcoGold™ below.) A provisional application is a limited filing allowing the Company one year to complete the final application. The Company is in the process of completing the final applications, and filing additional provisional applications, which process is expected to be completed during 2005. Based on the claims made in the provisional applications, the Company expects the final applications to seek issuance of 50 or more US and foreign patents and/or claims.

Effects of Hurricanes and Tropical Storm

In the Company’s quarterly report for the quarterly period ended June 30, 2004, it announced a target date of September 7, 2004, to commence operations, but the Company was unable to meet the target date due to delays resulting directly from hurricanes Charley, Frances, Ivan, and Jeanne and tropical storm Bonnie. Target dates for subsequent expansion are likewise amended.

The Company’s facilities are designed to withstand hurricane force winds up to certain levels and suffered only minor structural damages from the storms. However, the Company’s offices and other facilities and the homes of employees were without power for extended periods of time. Employees were unable to work during power-outages at the offices or their homes and the Company’s operations were delayed by the resulting reduction in staffing. For several of the storms the Company had to disassemble computers and other equipment and move equipment to protected areas. Vendors were unable to perform needed services for the Company with respect to completion of the construction necessary to commence operations. Delays in vendor services have varied depending on the disruption and damages to each vendor, but they have compounded the delay in completion of construction. The Company’s management currently anticipates that the Company will commence operations before year end.

The CAV Facility

During the three months ended September 30, 2004, the Company continued construction and testing of its combined animal and vegetative (“CAV”) biomass conversion and fermentation facility. The primary product to be produced by the CAV facility is yeast marketed to animal feed manufacturers for use as a protein and pro-biotic supplement to animal feed. The secondary product presently planned for the CAV facility is lignin, a natural polymer.

The original design of the CAV facility anticipated four production lines, although the site was permitted for operation of up to six lines. The Company anticipates commencing production with two lines and beginning operations at less than one third of original design capacity during the fourth quarter of 2004. The Company plans to add two additional production lines during the first quarter of 2005 and to add another two additional production lines by the second quarter of 2005.

The present planned expansion of CAV production is summarized below.

		Original
Lines	Schedule	Capacity*	Comment
1 & 2	During Qtr. 4	33%	To commence production in November 2004

3 & 4	Qtr. 1 of 2005	100%	Complete except piping & control installation

Hydrolysis	Qtr. 2 of 2005		Gives added byproduct: lignin, lowers cost

5 & 6	Qtr. 2 of 2005	167%	Permitted, but not built

*	Original Capacity is based on the design of four fermentor lines, shown as 100% capacity.

As production commences, the Company expects to simultaneously begin marketing and selling the products of the CAV facility’s processing operation. The Company does not expect to generate significant revenue from the CAV facility’s processing operations during the fourth quarter of 2004, because necessary inventory accumulation, which will not have occurred before the end of the year, must be accomplished before sales may be made.

Investment by the Company in the CAV facility is $24.6 million as of September 30, 2004. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, as well as piping and control for two lines. This amount also includes infrastructure costs, such as boilers with redundant steam capacity and hydrolysis and compressed air with back-up, process, control and support buildings, and cooling freon and cooling water supply, all to support six lines. Major process equipment is already in place for four lines. In addition, most major components required for hydrolysis are already in place. The completion of the third and fourth lines will require process piping and control installation. Hydrolysis will require these components and material handling equipment. The fifth and sixth lines will require construction and installation of foundations and all major process equipment, as well as piping and control.

The construction of two additional lines of production at an estimated cost of $4,000,000 will provide an estimated increase in production capacity of two thirds (167%) of the original estimated production capability. The Company expects to fund the expansion through a combination of additional private offerings of its securities and cash flows to be generated by operations.

When the CAV facility becomes operational, the Company will no longer be a development stage company. Following the commencement of operations, the Company plans to refine its technology and processing methods to concentrate on production of higher value yeast as well as lowering costs of production and raw materials. Additionally, the Company plans to begin permitting and construction of additional CAV facilities in other geographical locations.

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

Many industrial processes develop a watery waste stream similar to agriculture waste. In agriculture, as in many other industries, cleaning this stream to EPA standards is a very expensive process and a significant cost of the design, construction, and operation of a farming facility. The EcoGold™ equipment and integrated technology are designed to produce a valuable product from the waste stream. The waste recovery value can be much higher than the cost of complying with EPA standards and can even be a significant percentage of normal costs of operations.

The Company plans to complete installation of the first equipment developed using the EcoGold™ process at a large dairy testing site in the fourth quarter of 2004. The Company expects to complete testing and any necessary modifications to this unit and then to offer the unit for sale in the final quarter of 2004. This test site unit is shown on the Company’s balance sheet as of September 30, 2004 as “Equipment in Process, held for sale” reflected at a cost of $2,137,783, although the cost of future smaller units may be considerably less if the Company is able to successfully produce these units through mass production. The Company has had initial discussions with several vendors but has not yet entered into any agreements with respect to the sale or mass production of these units.

The equipment components are collectively called the Barn Waste Unit (“BWU”). The BWU produces yeast, a high-protein animal feed, in a sterile environment by using phosphorus, nitrates, and other components removed from barn waste and recycling the remaining clean sand and water after pollutants have been removed. A complete Barn

Waste Unit consists of three separate operating systems that work together: a solid separation unit, a sand separating unit, and a fermentation unit. The solid separation and sand separation devices are pre-processes that clean barn waste. These two components may be sold separately and used as stand-alone devices to resolve common problems of the farmer in cleaning and processing barn waste and recycling sand, thereby eliminating costs of importing new sand bedding and reducing sand processing costs. However, adding the fermentation component to make a complete BWU allows the farmer to remove pollutants that would otherwise go into the watershed and land and produce yeast for animal feed, reducing costs of imported feed.

Should the Company’s plans for the test site EcoGold™ system during the final quarter of 2004 materialize as expected, the Company plans to market the EcoGold™ technology in 2005 to approximately 17,000 Concentrated Animal Feeding Operators (CAFOs) in the United States. The CAFOs consist of dairy farms, beef cattle operations, swine operations, and poultry farms. These CAFOs are currently subject to EPA mandates to reduce pollution of land and watersheds. Penalties for non-compliance with maintaining EPA standards range from severe fines to reduction of production to closing of operations. No assurance can be provided, however, that the Company will be successful in producing or selling units implementing the EcoGold™ technology.

Other Products in Development

The Company is concentrating its initial operating efforts on its CAV and EcoGold™ business segments as discussed above. The Company is continuing its research and development on other products.

Capital Resources

The Company believes that its current capital resources and revenues from operations are insufficient to fund the Company’s intended operations and expansion. The Company has commenced efforts to raise additional capital through the private offering of equity securities during the second quarter of 2004 and such efforts continued during the third quarter of 2004. There is no assurance that the Company will be able to raise additional funds that may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the Company’s financial condition and results of operations may be materially affected.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2004, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company’s Chief Executive Officer, and Robert F. Kendall, CPA, Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2004, the Company’s disclosure controls and procedures were effective in timely alerting them to material information required to be included in the Company’s periodic SEC reports.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates between July 15, 2004 and September 28, 2004, the Company issued and sold an aggregate of 56,800 shares of Common Stock at a price of $10 per share to sixteen investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $568,000. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

In a private offering to existing stockholders only which commenced on June 18, 2004 and closed on July 27, 2004, the Company received $2,143,250 in aggregate proceeds from the sale of an aggregate of 428,650 shares. A portion of the total sale was reported in the Company’s Quarterly Report on Form 10-QSB for the quarterly period ended June 30, 2004. The portion sold during the quarter ended September 30, 2004 was as follows. On various dates between July 2, 2004 and July 27, 2004, the Company issued and sold an aggregate of 309,250 shares of Common Stock at a price of $5 per share to 71 investors, all of whom where existing stockholders of the Company and all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,546,250. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. In connection with the sales related to this offering, in the prior quarter on June 18, 2004, each of Larry W. Denney, the Company’s principal stockholder and Chairman of the Board, President, and Chief Executive Officer, and Jack B. Simpson, a director of the Company, directly transferred 100,000 shares of Common Stock owned by them (a total of 200,000 shares) to the Company for no consideration. Additionally, during the quarter ended September 30, 2004, each of Mr. Denney and Mr. Simpson transferred half of an additional aggregate of 14,325 shares to the Company for no additional consideration to them.

ITEM 6. EXHIBITS

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

Biomass Processing Technology, Inc.
	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
Dated: November 14, 2004		President and Chief Executive Officer (principal executive officer and duly authorized officer)

Biomass Processing Technology, Inc.
	By:	/s/ Robert F. Kendall
Dated: November 14, 2004		Robert F. Kendall, CPA, Chief Financial Officer
(principal financial officer)