Form 10KSB
period 2004-12-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2005-04-15
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-KSB

☑     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Yes ☑ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $1,152,641.

As of March 31, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold as of March 31, 2005, was $208,254,680.

As of March 31, 2005, there were 70,359,393 shares of Common Stock issued and outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes ☑ No ☐

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

     Consequently, all of the forward-looking statements made in this Form 10-KSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company’s business operations. Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company undertakes no obligation to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report and disclaims any obligation to do so.

PART I

Item 1. Description of Business.

     Biomass Processing Technology, Inc. (the “Company”) was incorporated in Delaware on January 30, 1996. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.02 par value (“Common Stock”), of which, as of December 31, 2004, 69,931,413 shares were issued and outstanding. Although the Company’s planned principal operations commenced in December 2004, with the Company’s initial operation of the CAV facility, the Company was a development stage company from inception through December 31, 2004, as it had not conducted significant operations or generated significant operating revenues since its inception. The Company spent $2,651,722 on research and development activities during 2003 and $3,110,916 on such activities during 2004. The Company has incurred a net operating loss each year since its inception. The Company’s management team devotes most of their activities to establishing the Company’s business, the development of a detailed business plan and marketing strategy and raising the funds required to develop and operate the business successfully. The Company conducts its business activities directly and through its wholly owned subsidiaries Omni Environmental Corp., BPT CAV1 Corporation and BPT Intellectual Property Corporation. References to “the Company” below generally refer to the Company and its wholly-owned subsidiaries, collectively. As of December 31, 2004, the Company had 18 employees, 17 of whom were full-time employees.

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

Processing of Biomass Material

     Overview

     The nature of the Company’s processing operations in any given context will depend upon the following factors:

•	the type of biomass source material being used;

•	the type of production facility being used;

•	the hydrolysis and fermentation process;

•	the types of byproducts of the process; and

•	the type of end product the Company intends to market (which will in some cases be identical to a byproduct of the process).

     Types of Biomass Source Material

     The Company uses two principal types of biomass material in its process: animal-based material and vegetative material. These materials may be utilized in varying combinations based upon an ongoing evaluation of optimum price and quality factors. Animal-based biomass materials used by the Company include:

•	manure; and

•	organic material used in animal operations for bedding or other purposes.

     Animal-based biomass material is available from animal-based farming operations, including dairy farms and livestock producers. The Company has an agreement with an Okeechobee, Florida dairy farm that provides it with animal-based biomass material at no cost to the Company. See “Dairy Animal Waste Processing, Okeechobee, Florida” below. The Company has installed underground piping over the dairy farm’s land that transfers the farm’s animal waste materials in liquefied form pumped by automated equipment directly to the Company’s CAV1 facility for processing. Accordingly, there is effectively no cost for the raw material and negligible cost for transportation of the materials to the plant. The Company expects to seek to enter into similar arrangements with other area dairy farmers as the CAV1 facility expands operations.

     Vegetative biomass materials which may be used by the Company include:

•	crop residue, such as straw and bagasse (which is the residue from the processing of sugar cane);

•	yard waste residue, such as lawn clippings and palm fronds stored at landfills; and

•	commercially available feedstock, such as molasses, phosphates and ammonia.

     During the year ended December 31, 2004, vegetative biomass material was available to the Company from the St. Lucie County, Florida landfill operation described below under “Activities at St. Lucie County Landfill.” The Company processed vegetative waste for St. Lucie County, Florida, under a contract that provided for the Company to be paid a fee per ton of waste processed. The Company terminated the contract on January 13, 2005, to focus its resources on its core business. During the term of the contract, the Company’s cost of receiving and processing vegetative waste under this contract, including the transportation of the processed waste to the Company’s CAV1 facility, was slightly less than the revenues received, therefore the net cost of this form of biomass to the Company was less than zero. Florida law requires counties to collect vegetative waste separately from other refuse and most counties engage private companies to dispose of the vegetative waste. As a result, the Company may in the future be able to use the experience gained from the research activities under the contract to negotiate favorable terms to obtain vegetative material at low cost.

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

     Description of the Process and Types of Byproducts of the Process

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

     The Company’s process requires considerable use of both electrical and thermal energy. Unanticipated increases in the cost of energy or the unavailability of energy at the Company’s facilities will adversely affect the business of the Company. The Company plans to mitigate its dependence on thermal energy by obtaining lignin-burning equipment. Lignin, which can be used as an alternative to diesel fuel, is a byproduct of the Company’s process and its use would significantly reduce the Company’s energy costs.

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

     The Company is not aware of any biomass process that is equivalent to the process it has developed. There are many large, well-capitalized companies, however, such as Cargill, A. E. Staley, and Archer Daniels Midland, which process biomass materials and may compete with the Company in the future. There are also companies that currently produce feed products containing yeast for sale to the livestock and pet food industry. These companies may develop alternative technologies that lower their cost of production. Any such development could adversely affect the ability of the Company to compete in the sale of these products.

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

     Food Grade Five-Carbon Products. Food grade five-carbon products such as xylitol and arabitol are presently marketed as a non-carieogenic (does not promote tooth decay) sweetener in products such as chewing gum. Scandinavian countries are the principal producers of this product. Food grade xylitol is a 5-carbon polyol or “sugar alcohol”. Other such polyols include sorbitol, manitol and maltitol. Although there is a significant body of literature indicating that xylitol is the preferred sugar alcohol, producers currently use sorbitol to a far greater extent than xylitol. Based on current market price quotations obtained by the Company, management believes that xylitol costs approximately five times as much as sorbitol on a unit-equivalent basis, which limits its use. The Company believes that xylitol is sweeter and more effectively non-carieogenic than sorbitol. According to numerous independent sources, xylitol is as sweet as sugar, while sorbitol is only 60% as sweet. The Company will seek to produce and sell food grade xylitol at price and quality levels that are competitive with sorbitol. The Company expects to market its food grade five-carbon products directly to food manufacturers for incorporation into their products. Also, health and hygiene product manufacturers may purchase xylitol directly from the Company for use in products where sweetness, sugar level or tooth decay are marketing considerations.

     Lignin Polymers. The commercial uses of lignin include:

•	fuel;

•	pellet products for use as a binder in animal feed;

•	dust control in roads;

•	binder and lubricants in oil well drilling “muds”;

•	soil amendments to improve marginal soil;

•	pesticide dispersants;

•	plastic additives;

•	gypsum wallboards;

•	dyes; and

•	concrete formulations.

Although lignin is a byproduct of the papermaking industry and is used by that industry for fuel, additional markets for the other uses above have emerged and lignin, in the form of lignosulfonates, is sold for all of the above uses. The Company believes that the U.S. currently imports lignin for many of the uses described above. The Company intends to market its lignin production directly to appropriate large commodity users of lignin and may also market its lignin as a coal substitute (fuel) to large wood and coal fired power plants.

CAV1 Processing Facility

     The Company has a processing facility located in Okeechobee, Florida, which the Company refers to as “Combined Animal/Vegetative Waste One” or “CAV1.” Construction of CAV1 in its basic design is complete. The Company is continuing construction to expand production capabilities. The Company plans to add a hydrolysis processing capability that will enable CAV1 to produce a wider range of products with greater efficiency. The facility has four fermenter lines, each of which includes a tower holding 200,000 gallons of product. The Company began operating the plant on a test basis in December, 2004 with two lines and is gradually increasing production during 2005 until the Company is using all four lines. The facility is permitted for up to six lines and the Company plans to construct the fifth and sixth lines during 2005. The Company began initial operation at year end by testing the facility’s product for consistency and making adjustments to processing techniques and equipment based on the results of initial operations. The Company expects to commence sales in 2005. The Company expects its commercial processing operations at CAV1 to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate, and other nutrients contained in barn waste from adjacent farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

Regulatory Matters

     The CAV1 facility (as described below under “Item 2 – Description of Property”) is permitted by the Florida Department of Environmental Protection (“FDEP”) as a wastewater treatment facility. The CAV1 facility has the capacity to process the waste from several Okeechobee, Florida area dairy farming operations. The Company has installed operating solid/liquid separation equipment at one of these dairy farms and, using fully-automated equipment, currently pumps the separated liquid portion of the animal-based biomass material to the CAV1 facility for processing. The Company plans to install such equipment at other dairy farms as production expands. The Company expects to receive a fee from these operations based on the quantity of phosphorus and nitrogen removed from their waste streams.

     Animal feeding operations of dairy farms result in the presence of phosphorus and nitrogen in the related wastewater. These chemicals present a source of potential environmental liability for the farming operations. In April 2003, the U.S. Environmental Protection Agency (the “EPA”) issued regulations requiring commercial farmers to manage their nutrients and wastewater in order to reduce or eliminate the discharge of those chemicals into the nation’s waterways. Based upon its discussions with various farming operations, the Company expects that it will be cost prohibitive for most farms to effect this reduction by increasing the total acreage used for land spreading of animal waste or by reducing the number of livestock per acre, and that the Company’s waste processing methods will present an attractive alternative to the dairy farms for achieving compliance with the regulatory requirements. As the Company develops and constructs facilities similar to CAV1, the Company expects that it will eventually be able to generate similar economic benefits from those facilities.

     The CAV1 facility has also been issued an Environmental Resource Permit by FDEP and the appropriate FDEP air permits for its steam-generating boilers. The Company has also obtained all necessary land use and construction permits for the facility from local authorities. The CAV1 facility is also a registered feed manufacturer under the rules of the Florida Department of Agriculture and Consumer Services, allowing it to sell animal feed to distributors and feed mills.

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

     On May 18, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. A provisional application is a patent filing allowing the Company one year to complete the final application. The Company is in the process of completing seven related Patent Cooperation Treaty (“PCT”) applications, which applications are expected to be completed prior to May 18, 2005. The PCT applications will internationalize the provisional applications and further extend by eighteen months the period of time for filing final applications in the U.S. and foreign countries. Based on the provisional applications, the Company has been advised by its patent counsel that the final applications may seek issuance of 50 or more U.S. and foreign patents. Upon the granting of any patents, the associated costs will be amortized over the life of the patents. There is no assurance that any such finalized patents will be issued to the Company or that any patents that may be issued will prove to be enforceable.

Dairy Animal Waste Processing, Okeechobee, Florida

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

     The Company’s CAV1 facility is located on land leased from Larson Dairy. The initial operations of the CAV1 facility consist of processing animal waste materials generated by Larson Dairy. The Company is continuing construction of modifications that will expand the capacity of the CAV1 facility and is continuing the construction of a hydrolysis processing capability at the CAV1 facility. The Company has completed the installation of piping over Larson Dairy’s land which currently transfers the Dairy’s animal waste materials directly to the CAV1 facility for processing. The Company intends to negotiate construction of additional pipe lines to more barns at Larson Dairy and barns at other nearby dairies. The Company expects to expand production at the CAV1 facility and commence sales during mid-2005.

Activities at St. Lucie County Landfill

     The Company was a party to an agreement with St. Lucie County, Florida, under which the Company processed and removed the yard waste deposited at the County’s landfill and received a fee of $17.48 per ton of yard waste processed. The term of the agreement was to expire February 1, 2009, subject to earlier termination by either party at any time upon the provision of ninety days’ written notice to the other party. In order to enable the Company to focus its resources on its core business, the Company exercised the early termination provision and the contract was terminated as of January 13, 2005. Management believes experience acquired during the term of the St. Lucie agreement was a valuable contribution to the Company’s research and development and allowed collection of objective data on processing costs related to this type of biomass material.

Plan of Operations

     During the next twelve months, the Company expects to allocate its capital resources to the expansion of its production facilities and product development and establishment of a customer base. The Company intends to complete the expansion modifications to its CAV1 facility in Okeechobee, Florida, and the construction of a hydrolysis processing capability at its CAV1 facility.

     In their report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, the Company’s independent auditors included an explanatory paragraph describing conditions which raise substantial doubt about the Company’s ability to continue as a going concern. Until the Company begins to generate cash revenues from its planned principal business operations, its expenses will substantially exceed its revenues and a substantial portion of the Company’s limited cash resources will be required to be used to pay operating expenses. The Company believes that its current capital resources will be insufficient to fund the Company’s intended operations beyond the second quarter of 2005, and that unless the Company commences generating significant cash flow from operations, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. The Company currently intends to seek to raise substantial additional capital through one or more private offerings of debt securities, common stock or convertible securities, or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations.

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

     The Company’s independent auditors have added an explanatory paragraph to their audit opinion (included elsewhere in this Annual Report on Form 10-KSB) issued in connection with their audit of our financial statements for the years ended December 31, 2004 and 2003, which states that there are matters related to the Company that raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is dependent upon the proceeds from the sale of shares of its Common Stock to continue its operations. The existing assets of the Company may not be sufficient to meet the ultimate capital or financial needs of the Company and may not be sufficient in relationship to the operations in which the Company intends to engage. Should the Company fail to raise sufficient capital to meet its current financial needs, or should the Company fail to commence business operations that generate material amounts of revenue, it will be necessary for the Company to seek to raise additional funds in order to continue its business operations. This may involve offering additional shares of Common Stock. There can be no assurance that the Company will successfully implement its business plan or that it will be able to raise any additional capital which may be required.

     The Company may not be able to attract and train appropriate personnel for its business expansion plans on a timely basis.

     To implement the Company’s expansion plans during its planned process of becoming fully operational and rapidly expanding production, the Company will need to hire qualified personnel in marketing, engineering, accounting, production, and other areas and to adequately train the new staff members. The Company is currently operating with fewer employees than in prior years and several key positions are unfilled. We cannot assure you that the Company will have the funds to expand qualified personnel or will be able to successfully identify, recruit, and train qualified personnel on a timely basis to achieve the Company’s goals.

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

     The Company’s cash flow from operations has been insufficient to cover the Company’s operating expenses and other cash commitments in each year since the Company’s inception,

including each of the years ended December 31, 2004 and 2003. The Company has financed its operating cash requirements, as well as its capital needs, during these periods with proceeds from the issuance of Common Stock. There can be no assurance, however, that the Company will be able to continue to finance its operating and capital needs through the issuance of Common Stock.

     Because the Company has no significant operating history, any evaluation of or projection regarding the Company’s prospects is subject to a material risk of inaccuracy.

     The Company has not sold any products and accordingly has no operating history which can be used to evaluate its business and prospects. The Company is subject to the risks, expenses and difficulties frequently encountered by early and development stage companies in new and rapidly evolving markets. The likelihood of the Company’s success must be considered in light of the expenses, problems and delays frequently encountered by businesses in the early stage of development, the competitive environment in which the Company will operate and the frequent failure rate of other development stage businesses. In light of these risks and uncertainties, there can be no assurance that the Company will be able to make the transition from a development stage company to successful operations.

     The Company may never complete the commercialization of its technology.

     Although the Company has conducted a substantial amount of testing of its technology and has developed prototypes of equipment that implements the Company’s technology in production operations, the Company has yet to place its CAV1 facility or any other processing equipment in service in conducting day to day commercial operations. Further, the Company has not entered into any license agreements for its technology or received any fees in respect thereof, nor has it sold any actual products produced using its technology. If the Company is not successful in completing the development of its technology and licensing its technology or selling products produced using its technology, the Company will not be able to make the transition from a development stage company to successful operations.

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

     The Company’s business depends upon the efforts, abilities and expertise of the Company’s executive officers and other key employees, including Larry W. Denney, the Company’s Chairman, Chief Executive Officer, President and Chief Engineer. There can be no assurance that the Company will be able to retain the services of any of the Company’s key employees. If any of these employees were to leave the Company, the Company’s operating results or prospects would be adversely affected.

     The Company may not be able to effectively manage any growth the Company may experience, and this inability to manage growth effectively could materially and adversely affect the Company’s operations.

     To achieve successful operations, the Company will be required to attract and retain additional qualified personnel. If the Company is not able to attract and retain additional qualified personnel, or is unable to effectively integrate such personnel into its operations, it is unlikely that the Company will be able to become fully operational or compete effectively in the markets for its planned products.

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

     The Company’s success will depend in part on the Company’s ability to obtain and maintain patent protection for the Company’s proprietary technology. On May 18, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. A provisional application is a patent filing allowing the Company one year to complete the final application. The Company is in the process of completing seven related Patent Cooperation Treaty (“PCT”) applications, which applications are expected to be completed prior to May 18, 2005. The PCT applications will internationalize the provisional applications and further extend by eighteen months the period of time for filing final applications in the U.S. and foreign countries. Based on the provisional applications, the Company has been advised by its patent counsel that the final applications may seek issuance of 50 or more U.S. and foreign patents.

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

     Larry W. Denney, the Chairman, President, and Chief Executive Officer of the Company, owns approximately 48% of the Company’s issued and outstanding shares of Common Stock, and the directors and officers of the Company as a group own approximately 70% of the Company’s issued and outstanding shares of Common Stock. As a result, management will be able to elect all directors and otherwise control the Company for the foreseeable future. Non-management stockholders are unlikely to be able to replace management should those stockholders determine that the Company’s operations could be conducted more effectively by other management.

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

Item 2. Description of Property.

Company Headquarters, West Palm Beach, Florida

     The Company is a party to a Lease, dated November 12, 2001, under which the Company leases its principal offices located in West Palm Beach, Florida from 45th Street Partnership, Ltd. The lease term expires in November 2006, and the current base rent under the lease is $10,551 per month. The Company is also required to pay its proportionate share of the lessor’s operating expenses attributable to the office building in which the leased premises is located, and related real estate taxes.

CAV1 Production Facility, Okeechobee, Florida

     Combined Animal/Vegetative Waste One (“CAV1”) is a Company facility sited on a six acre parcel leased by the Company from Larson Dairy, Inc. in Okeechobee, Florida and designed and implemented as a four-line production facility. The fermentation capacity of CAV1 is 4,000,000 liters, implemented in four 1,000,000 liter “lines”. The economic design of CAV1 is substantially dependent upon internal generation of carbohydrate feed stock from the Company’s hydrolysis process. Construction of the basic design of CAV1 is complete. The Company is continuing construction to expand production capacity and is adding hydrolysis processing capability that will enable CAV1 to produce a wider range of products with greater efficiency. The Company expects that upon completion of these construction activities and the successful completion of further testing, it will be able to commence commercial processing operations at CAV1. The Company expects its commercial processing operations at CAV1 to initially consist of the processing of barn waste from adjacent dairy farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

     The Company leases the six acre site on which its CAV1 facility is located from Larson Dairy, Inc., pursuant to a lease agreement, dated June 23, 1999, between the Company and Larson Dairy, which has a five year term, with four additional five year renewal terms exercisable by the Company in its sole option. The rent under the lease is $5,000 per year (subject to increase based on annual changes in the CPI). The lease grants a right of first refusal in favor of the Company with respect to any proposed sale of the leased premises by Larson Dairy to a third party.

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

Name	Age	Positions Held
Larry W. Denney	66	Chairman of the Board, President, and Chief Executive Officer
Jack B. Simpson	67	Director
Donald E. Henderson	71	Director
Donald E. Orr, Jr., Ph. D.	60	Director
Stanley E. Poe, Ph. D.	69	Director
Robert F. Kendall, CPA	56	Chief Financial Officer

     Larry W. Denney, 66, has been Chairman of the Board, President and Chief Executive Officer of the Company since the inception of the Company in 1996. Mr. Denney founded Omni Technologies International, Ltd. (now a wholly-owned subsidiary of the Company under the name Omni Environmental Corporation) in 1991 for the purpose of conducting research and development of process control automation equipment and technology which improve the efficiency and lower the operating costs of manufacturing processes.

     Jack B. Simpson, 67, has been a Director of the Company since its inception in 1996. Mr. Simpson also served as the Company’s Senior Vice President, Corporate Finance and Treasurer from inception until November 2003, and served as the Chief Financial Officer of the Company from 1996 to September 2002 and from November 2002 to July 2003, and as the Secretary of the Company from 1996 to June 2003. Mr. Simpson is currently a private investor.

     Donald E. Henderson, 71, has been a Director of the Company since June 2003. Mr. Henderson has been the President of the Town Council of Pendleton, Indiana since 1999. Mr. Henderson served as the Chief Executive Officer of Farm Bureau Insurance Companies, a group of affiliated life and casualty insurance companies, from 1995 to 1998. From 1987 to 1995 Mr. Henderson served as the Vice President of the Board of Directors, and as the Director of Legislative Affairs, of the Indiana Farm Bureau and its affiliated companies.

     Donald E. Orr, Jr., Ph. D., 60, has been a Director of the Company since June 2003. Dr. Orr has been the President and a Director of United Feeds, Inc. a livestock feed manufacturing firm, since 1997. Dr. Orr’s experience at United Feeds has involved the development of animal feed products and of national and international markets for United Feeds’ products. Dr. Orr has served on the Advisory Committee of the Company since 2000.

     Stanley E. Poe, Ph.D., 69, has been a Director of the Company since June 2003. Dr. Poe has been an independent agricultural producer and livestock consultant since 2000. Dr. Poe served as Manager of International Animal Science Field Research, Elanco Animal Health, a division of Eli Lilly and Co., from 1988 to 2000. In that capacity, Dr. Poe developed new products, conducted animal science research and introduced new feed and pharmaceutical products into the animal feed market. Dr. Poe has served on the Advisory Committee of the Company since 2000.

     Robert F. Kendall, CPA, 56, has been Chief Financial Officer since June 2004. Mr. Kendall has been a certified public accountant in West Palm Beach, Florida for 22 years, 10 of which were in public accounting including working with the international firm of Laventhol and Horwath. From 2003 through 2004 he was an auditor with Michaelson & Company, a CPA firm where he specialized in requirements of clients with SEC and Sarbanes-Oxley Act reporting concerns. From 2002 through 2003 he served as Chief Financial Officer in America’s Senior Financial Services, Inc., an SEC reporting mortgage brokerage company. From 2000 through 2002 he was CFO of Infinite Space Systems, Inc., a development stage Internet company, and controller of Mercedes Benz of Palm Beach, an auto dealership. From 1998 through 2000, he served as Controller of Pueblo Xtra International, Inc., an SEC reporting grocery store chain with annual sales of nearly $1 billion where he supervised a staff of 70 in the accounting, human resources, and IT departments.

Committees of the Board of Directors

     The Board of Directors has established an Audit Committee, a Compensation Committee and a Technical Review Committee of the Board.

     The Audit Committee consists of Mr. Henderson, who is the chairman, Dr. Orr and Dr. Poe. Each member of the Audit Committee is “independent” within the meaning of that term in Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee’s responsibilities are principally concerned with the accuracy and effectiveness of the audits of the Company’s financial statements by its independent auditors. The Audit Committee is responsible for selecting, retaining, overseeing and evaluating the Company’s independent auditors, meeting with the auditors to review the scope and results of the audit, approving any non-audit services which may be provided to the Company by the independent auditors, and considering various accounting and auditing matters related to the Company’s system of internal controls, financial management practices and other matters. The Audit Committee was created by the Board of Directors in October 2003. The Committee met four times during 2004 and conducted a two day conference meeting including a tour of the CAV facility in January 2005.

     The Compensation Committee consists of Dr. Poe, who is the chairman, Mr. Denney, and Mr. Henderson. The Compensation Committee’s responsibilities are to make recommendations to the Board of Directors regarding the compensation of the Company’s officers and directors and to review and make recommendations with respect to existing and proposed compensation plans and programs. The Committee was created by the Board of Directors in October 2003. During 2004, the Compensation Committee addressed compensation issues during general Board of Directors meetings instead of holding separate Compensation Committee meetings.

     The Technical Review Committee consists of Dr. Orr, who is the chairman, Mr. Denney, and Dr. Poe. The Technical Review Committee was constituted with members having a sufficient technical background, gained through education and experience, to perform an informed evaluation of the Company’s technology. The purpose of the Committee is to advise the Board of Directors and Company management as to the strategic direction of the Company with respect to matters involving the Company’s technology. The Committee was created by the Board of Directors in October 2003. During 2004, the Committee addressed technical review issues during general Board of Directors meetings instead of holding separate Technical Review Committee meetings.

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

Item 4. Remuneration of Directors and Officers.

     The following table sets forth the aggregate remuneration paid to the three highest paid officers of the Company during the year ended December 31, 2004.

		Aggregate
Name	Capacity	Remuneration
Larry W. Denney	Chairman of the Board, President, and Chief Executive Officer	$29,167	*

Robert F. Kendall, CPA	Chief Financial Officer	47,190	*

Richard M. Schroeder	Vice President, Field Operations	105,000	*

* During the year officers elected to defer a portion of their salaries to be paid at a later date. Annual salary rates were: Mr. Denney, $100,000, Mr. Kendall, $80,000, and Mr. Schroeder, $120,000. Mr. Kendall’s employment commenced in April, 2004. Mr. Schroeder resigned from the Company in February 2005.

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

     For the year ended December 31, 2004, the Board of Directors approved the payment by the Company of $67,110 in consulting fees for shareholder relations services rendered by a company wholly-owned by Jack B. Simpson, who is a director and principal shareholder. As of December 31, 2004, $25,000 of this amount had been paid. The balance of $42,110 is included in accrued expenses.

Item 5. Security Ownership of Management and Certain Security Holders.

     The following table sets forth information as to shares of Common Stock, which constitutes the only class of voting securities of the Company, owned of record on March 31, 2005, by (i) each person who is one of the three highest paid officers or directors of the Company, (ii) all of the directors and executive officers of the Company as a group, and (iii) any person who the Company knows to be the owner of record of more than five percent of the Common Stock.

			% of
Title of Class	Name and Address of Owner(1)	Amount Owned	Class (2)
Common Stock	Larry W. Denney	33,532,893.5	48%
	Jack B. Simpson	15,896,031.5	23%
	All directors and executive officers as a group (6 persons)	49,533,925.0	70%

(1)	The business address of each owner listed is 3222 Commerce Place, Suite A, West Palm Beach, Florida 33407.

(2)	Information as to the percent of class is based on 70,359,393 issued and outstanding shares of Common Stock as of March 31, 2005.

The Company does not have any outstanding options, warrants or other convertible securities.

Item 6. Interests of Management and Others in Certain Transactions.

     During 2004, Larry W. Denney, the Company’s Chairman of the Board, President and Chief Executive Officer and its principal stockholder, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Mr. Denney made additional advances of $59,700 to the Company under the note and the

Company repaid $62,000 under the note. The note, as amended, is payable on or before January 1, 2006 and may be prepaid without penalty. The balance as of December 31, 2004 was $107,700. Accrued interest, which is presented as a component of accrued expenses, totaled $4,318. In December, 2004, Jack B. Simpson, a director of the Company and also a principal stockholder advanced the Company $3,000 as a short-term, non-interest bearing loan, which loan is included in accrued expenses at December 31, 2004.

     For the year ended December 31, 2004, the Board of Directors approved $67,110 in consulting fees for shareholder relations services rendered by a company wholly-owned by Jack B. Simpson. As of December 31, 2004, $25,000 of this amount was paid. The balance of $42,110 is included in accrued expenses.

     During the year ended December 31, 2004, Mr. Denney and Mr. Simpson directly transferred an aggregate of 239,325 of their own shares of Common Stock to the Company for no consideration to them, in connection with the sale of those shares by the Company in private placements of the Company’s common stock. Each stockholder contributed half of the shares. The shares were accounted for as capital contributions to the Company at par value of $.02 per share.

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

     There is currently no trading market for the Common Stock. The number of shares of Common Stock outstanding as of December 31, 2004 was 69,931,413, and as of that date the Company had approximately 965 holders of record of the Common Stock. The Company is not aware of any restrictions that limit its ability to declare dividends on the Common Stock, other than restrictions under Delaware law. The Company has never declared or paid dividends on the Common Stock and does not anticipate doing so in the foreseeable future. The Company does not have any compensation plans under which Common Stock of the Company may be issued, although it is likely to seek to adopt one or more of such plans within the next twelve months.

     On December 19, 2003, the Company filed a Registration Statement on Form 10-SB with the SEC. On January 23, 2004, the SEC provided a written letter to the Company regarding the SEC’s comments regarding the Registration Statement on Form 10-SB. On April 16, 2004, the Company filed an Amendment No. 1 to Registration Statement on Form 10-SB/A in response to the SEC’s comments. The SEC subsequently provided an additional written letter dated May 4, 2004 to the Company containing the SEC’s comments regarding the Company’s Amendment No. 1 to Registration Statement on Form 10-SB/A. Although the Company intends to provide an appropriate response to each comment made by the SEC in the SEC’s second 2004 comment letter, the Company has not yet submitted any response to that letter to the SEC.

Item 2. Legal Proceedings.

     The Company is not a party to, nor is any property of the Company subject to, any pending legal proceedings. The Company is not aware of any governmental authority that is contemplating any legal proceedings against the Company or its property.

Item 3. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.

     There were no changes in or disagreements with the Company’s Independent Registered Public Accounting Firm during the years ended December 31, 2004 or 2003.

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

     Effective September 25, 2003, the Company engaged Ahearn, Jasco + Company, P.A., (“current auditors”) as independent accountants for the Company. The Company provided the current auditors with a SFAS 144 analysis related to their audit of the financial statements for the year ended December 31, 2002.

     The Company requested that Crowe Chezek furnish it with a letter addressed to the Securities and Exchange Commission stating whether or not it agrees with the above statements. A copy of such letter, dated December 13, 2003, was filed as Exhibit 16.1 to the Registration Statement on Form 10-SB filed with the Commission on December 19, 2003.

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

     Based on the Company’s inquiries and copies of reports of beneficial ownership on Form 5 as of December 31, 2004 provided to the Company, Mr. Denney, Mr. Simpson, Mr. Henderson, Dr. Orr and Dr. Poe filed reports of beneficial ownership on Form 5 on a timely basis as required by the Commission. Based on the Company’s inquiries and copies of reports of beneficial ownership changes on Form 4, Mr. Denney and Mr. Simpson each filed a late Form 4. On July 27, 2004 each transferred shares of Common Stock back to the Company, which transactions were not reported until August 13, 2004.

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

Item 2. Description of Exhibits.

The response to this Item is contained in Part III, Item 1, Index to Exhibits.

SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.
Dated: April 15, 2005	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President, and Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 15, 2005	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President, and Chief Executive Officer (principal executive officer)

Dated: April 15, 2005	By:	/s/ Robert F. Kendall
Robert F. Kendall, CPA,
Chief Financial Officer (principal financial and accounting officer)

Dated: April 15, 2005	By:	/s/ Jack B. Simpson.
Jack B. Simpson, Director

Dated: April 15, 2005	By:	/s/ Donald E. Orr, Jr.
Donald E. Orr, Jr., Ph.D. Director

Dated: April 15, 2005	By:	/s/ Stanley E. Poe
Stanley E. Poe, Ph.D., Director

Dated: April 15, 2005	By:	/s/ Donald E. Henderson
Donald E. Henderson, Director

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Biomass Processing Technology, Inc.

We have audited the accompanying consolidated balance sheets of Biomass Processing Technology, Inc. and its subsidiaries (the “Company”), a development stage enterprise, as of December 31, 2004 and 2003, the related consolidated statements of operations and cash flows for each of the two years in the period ended December 31, 2004 and for the cumulative during development stage period from January 30, 1996 through December 31, 2004, and the consolidated statements of stockholders’ equity for the period from January 30, 1996 through December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. The Company’s financial statements as of December 31, 2000 and for the period January 30, 1996 through December 31, 2000 (not presented herein) were audited by other auditors whose report, dated September 7, 2001, expressed an unqualified opinion on those statements. The cumulative during development stage amounts contain $460,570 of revenues and $5,556,186 of net loss that was incurred during the period from January 30, 1996 through December 31, 2000. The other auditors’ report has been furnished to us, and our opinion, insofar as it relates to the amounts included for the period through December 31, 2000, is based solely on the report of such other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of the other auditor provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other auditor, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomass Processing Technology, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, and for the cumulative during development stage period from January 30, 1996 through December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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
March 18, 2005

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

Current assets
Cash and cash equivalents	$44,559	$394,816
Accounts receivable	79,963	101,503
Prepaid expenses and other current assets	284,427	273,224
Equipment in process, held for sale	2,137,783	1,647,321

Total Current Assets	2,546,732	2,416,864

Property and equipment, net	24,974,665	22,803,456

Other assets
Patent application costs	246,489	98,160
Deposits and other assets	101,780	101,275

Total Other Assets	348,269	199,435

Total Assets	$27,869,666	$25,419,755

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$1,709,511	$622,571
Accrued expenses	1,033,880	138,467
Current portion of long term debt and capital leases	124,810	297,488

Total Current Liabilities	2,868,201	1,058,526

Long term debt and capital leases, less current portion	45,461	101,185
Notes payable – officers	107,700	—

Total Long-term Liabilities	153,161	101,185

Commitments and Contingencies

Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 69,931,413 in 2004 and 69,431,788 in 2003	1,398,628	1,388,636
Additional paid in capital	40,959,999	37,106,241
Deficit accumulated during the development stage	(17,510,323)	(14,234,833)

Total Stockholders’ Equity	24,848,304	24,260,044

Total Liabilities and Stockholders’ Equity	$27,869,666	$25,419,755

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Years Ended December 31,
	Stage (see Note 1)	2004	2003
Revenues	$7,979,504	$1,152,641	$2,171,718

Cost of services provided	7,937,384	1,189,600	2,090,748

Gross profit (loss)	42,120	(36,959)	80,970

Operating expenses
Research and development	16,983,956	3,110,916	2,651,722
(Gain) loss on disposal of assets	195,306	96,357	(3,401)

Total operating expenses	17,179,262	3,207,273	2,648,321

Interest expense	(373,181)	(31,258)	(21,735)

Loss before income tax benefit	(17,510,323)	(3,275,490)	(2,589,086)

Income tax benefit	—	—	—

Net loss	$(17,510,323)	$(3,275,490)	$(2,589,086)

Basic loss per share		$(0.05)	$(0.04)

Weighted average number of common shares outstanding		69,712,575	68,881,560

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2004

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

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2004

     (continued)

					Deficit
					Accumulated
	Number of	Common			During the
	Common	Stock,	Subscription	Paid in	Development
	Shares	at Par Value	Receivable	Capital	Stage	Total

Balances as of December 31, 2002	68,554,783	$1,371,096	$—	$31,586,081	$(11,645,747)	$21,311,430
Contribution of common shares	(265,530)	(5,311)	—	5,311	—	—
Issuance of common shares	1,142,535	22,851	—	5,514,849	—	5,537,700
2003 net loss	—	—	—	—	(2,589,086)	(2,589,086)

Balances as of December 31, 2003	69,431,788	1,388,636	—	37,106,241	(14,234,833)	24,260,044

Contribution of common shares	(239,325)	(4,787)	—	4,787	—	—

Issuance of common shares	736,450	14,729	—	3,839,021	—	3,853,750

Conversion of Promissory Note	2,500	50		9,950		10,000

2004 net loss	—	—	—	—	(3,275,490)	(3,275,490)

Balances as of December 31, 2004	69,931,413	$1,398,628	$—	$40,959,999	$(17,510,323)	$24,848,304

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative During
	Development	Years Ended December 31,
	Stage	2004	2003
Operating Activities

Net loss	$(17,510,323)	$(3,275,490)	$(2,589,086)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,602,388	576,628	238,347
Loss (gain) on disposal of assets	195,306	96,357	(3,401)
Stock based compensation	163,700	—	—
Changes in assets and liabilities:
Equipment in process held for sale	(2,137,783)	(490,462)	(1,190,443)
Accounts receivable	(79,963)	21,540	95,212
Prepaid expenses and other current assets	(284,427)	(11,203)	(106,952)
Deposits and other assets	(101,780)	(505)	18,801
Accounts payable and accrued expenses	2,751,063	1,990,025	(84,969)

Net Cash Used in Operations	(15,401,819)	(1,093,110)	(3,622,491)

Investing Activities
Proceeds from sale of assets	137,230	41,300	95,930
Patent application costs	(246,489)	(148,329)	(84,969)
Purchases of property and equipment	(25,722,533)	(2,872,740)	(1,439,014)

Net Cash Used in Investing Activities	(25,831,792)	(2,979,769)	(1,428,053)

Financing Activities
Proceeds from new long term debt	219,596	10,000	—
Repayment of debt and capital leases	(1,234,053)	(248,828)	(293,474)
Proceeds from notes payable - Officers	107,700	107,700	12,700
Proceeds from issuance of common stock	42,184,927	3,853,750	5,537,700

Net Cash Provided by Financing Activities	41,278,170	3,722,622	5,256,926

Net increase (decrease) in cash and cash equivalents	44,559	(350,257)	206,382

Cash and cash equivalents at beginning of the period	—	394,816	188,434

Cash and cash equivalents at the end of the period	$44,559	$44,559	$394,816

Continued

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued

	Cumulative During
	Development	Years Ended December 31,
	Stage	2004	2003
CASH PAID DURING THE PERIOD FOR:

Interest (net of amounts capitalized)	$368,863	$26,940	$21,735

Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. During the year ended December 31, 2004, the Company acquired equipment and vehicles by entering into capital leases totaling $155,975. Since inception, the Company acquired equipment and vehicles by entering into capital leases totaling $1,330,277.

During the year ended December 31, 2004, the Company assigned a capital lease with respect to certain equipment subject to that lease. On the date of assignment, the equipment had a book value of $134,103 and the capital lease balance assumed by the buyer was $135,549.

Debt to Equity Conversion. During the year ended December 31, 2004, the holder of a convertible promissory note in the amount of $10,000 elected, in accordance with provisions of the note, to convert the note into 2,500 shares of common stock at a conversion price of $4.00 per share.

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization and Basis of Consolidation: Biomass Processing Technology, Inc. was incorporated on January 30, 1996. Its principal offices and laboratory are located in West Palm Beach, Florida. In Okeechobee, Florida, the Company owns a Combined Animal and Vegetative (“CAV”) biomass conversion and fermentation facility and equipment to process biomass residue into animal feed protein supplements. The Company is also engaged in research and development activities, which include the development of products produced from biomass materials and production equipment that performs the Company’s processes.

The accompanying consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly-owned subsidiaries, Omni Environmental Corporation (formerly known as Omni Technologie International, Ltd. and incorporated in Delaware on June 23, 1989), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated. CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the CAV1 facility when operational. IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. These two companies were inactive in 2003. Certain assets were transferred to CAV1 and IP by the parent as of January 1, 2004, and the accounts of these subsidiaries are included in the consolidated group as of January 1, 2004. The transfer of assets to the subsidiaries was done to address future organizational needs and does not represent any change in current year operations.

Going Concern Considerations: In December 2004, the Company commenced operating the CAV facility on a test basis by initiating production of inventory. The Company continues to be a development stage enterprise as defined under accounting principles generally accepted in the United States of America because it has not yet generated significant revenues in its intended business. During initial stages of operating the CAV the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Initial sales are expected by mid-2005. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. Should the Company continue to experience operating losses during 2005, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage enterprise with limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities; these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (Continued)

prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

During the next twelve months, the Company expects to allocate its capital resources to the completion of its fully-expanded production facilities, product development, and sales. During 2005, through a combination of securities offering proceeds and cash flows, the Company intends to begin operating existing production lines 3 and 4, complete construction of its hydrolysis system (a pre-process on vegetative biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines 5 and 6, at its CAV1 facility in Okeechobee, Florida.

The Company believes that its current capital resources and revenue from operations will be insufficient to fund the Company’s intended operations and expansion beyond the first quarter of 2005 and that it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

The Company prepares its financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition, Accounts Receivable, and Credit Risk: The Company records revenue in the period in which services are rendered. During 2004 and 2003, the Company’s revenues were generated by services provided under the wood waste agreements described in Note 11.

The Company recognized and recorded these revenues when the following criteria were met: there was evidence of an agreement, the services required were performed, the price to be paid was determinable, and the collection of the price to be paid was reasonably assured. All of the Company’s accounts receivable and revenues are from one customer using credit terms customary in the industry. No allowance for bad debts has been recorded at December 31, 2004 or 2003 based upon management estimates, historic loss

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

experience and current economic conditions. The Company incurred no bad debt expenses for the years ended December 31, 2004 and 2003.

Property and Equipment: Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Capital leases are recorded as property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” The amortization of capital leases is included with depreciation. Expenditures for maintenance, repairs, and minor renewals are charged to expense in the period incurred. Betterments and additions are capitalized.

Construction in Process: The Company has constructed equipment for internal use. Depreciation began in December 2004, when the assets were placed in service. Interest totaling $294,801 ($24,274 and $51,088 for the years ended December 31, 2004 and 2003, respectively) was capitalized into this self-constructed asset from inception of construction through the date the assets were placed in service pursuant to applicable accounting principles.

All items of property and equipment are reviewed periodically for possible impairment. The Company’s impairment review is based on an undiscounted cash flow analysis at the lowest level for which identifiable cash flows exist. Impairment occurs when the carrying value of the asset exceeds the future undiscounted cash flows. When impairment is indicated, the asset is written down to its fair value. No impairments have been recorded through December 31, 2004.

Equipment in process held for sale: The Company has constructed an equipment system (referred to as an EcoGold™ Processor) which produces animal feed protein supplement while simultaneously removing polluting phosphorus and nitrogen from watersheds at remote Confined Animal Feed Operations. In the agricultural industry such farm operations are referred to as “CAFOs.” This equipment system utilizes the Company’s new proprietary technology, a portion of which is the subject of seven provisional patents discussed below. The EcoGold™ Processor will be marketed to the over 17,000 large CAFOs in the United States, subject to the requirements of the U.S. Environmental Protection Agency (EPA) on the basis that it will enable CAFOs to achieve certain pollution management compliance levels. The equipment system is valued at the cost of construction, which is lower than the expected sales price of the finished equipment.

Patents: Costs incurred to apply for patents have been capitalized. On May 18, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. A provisional application is a patent filing allowing the Company one year to complete the final application. The Company is in the process of completing seven related Patent Cooperation Treaty (“PCT”) applications, which process is expected

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

to be completed prior to May 18, 2005. The PCT applications will internationalize the provisional applications and further extend by eighteen months the period of time for filing final applications in the U.S. and foreign countries.

Based on the provisional applications, the Company has been advised by its patent counsel that the final applications may seek issuance of 50 or more U.S. and foreign patents. Upon the granting of any patents, the associated costs will be amortized over the life of the patents.

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

Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” For common shares issued to employees, the compensation was measured and recorded on the basis of the fair value of the stock issued. The Company presently has no employee stock option plans, and it has not issued any stock options to any employee. SFAS No. 123 also governs stock-based compensation transactions with persons who are not employees in which transactions services were performed in exchange for stock or other equity instruments.

The Company has issued its common shares to non-employees in exchange for services. In accordance with SFAS No. 123, these transactions were recorded on the basis of the fair value of the services received or the fair value of the stock issued, whichever was more readily measurable. There were no such transactions during 2004 and 2003.

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards, and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes, if any, are expensed as paid.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. No diluted EPS are presented because the Company did not have any financial instruments convertible into shares of the Company’s stock outstanding as of December 31, 2004 and 2003.

Research and Development: All research and development costs are expensed as incurred. The Company’s research and development activities are described in Note 1 and costs for such activities totaled $3,110,916 and $2,651,722 for the years ended December 31, 2004 and 2003, respectively.

Cash and Cash Equivalents: Cash and cash equivalents consist of normal business checking and savings accounts. The Company maintains its cash balances primarily at one financial institution and at times balances are in excess of federally insured limits. The Company considers all investments purchased with a maturity of three months or less to be cash equivalents.

Comprehensive Income: A statement of comprehensive income (loss) has not been included, per SFAS No. 130, “Reporting Comprehensive Income,” as the Company has no items of other comprehensive income (loss). Comprehensive loss is the same as net loss for all periods presented.

Reclassifications: Certain fiscal 2003 amounts have been reclassified to conform to the fiscal 2004 presentation.

Recent Accounting Pronouncements: In November 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 151, “Inventory Costs—an amendment of ARB No. 43, Chapter 4,” which amends the guidance in Accounting Research Bulletin No. 43, Chapter 4, “Inventory Pricing,” to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). The statement is effective for financial statements for fiscal years beginning after June 15, 2005. We believe that SFAS 151 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets”. This statement amends the guidance in Accounting Principles Board Opinion (“APB”) No.29, “Accounting for Nonmonetary Transactions”. APB 29 provided an exception to the basic measurement principle (fair value) for exchanges of similar assets, requiring that some nommonetary exchanges be recorded on a carryover basis. The provisions of SFAS 153 are effective for exchanges of nonmonetary assets occurring in fiscal periods beginning after June 15, 2005. We believe that SFAS 153 will have no significant effect on the financial position, results of operations, and cash flows of the Company.

In December 2004, the FASB issued SFAS No. 123 (revised), “Share-Based Payment,” which requires the measurement of all share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the statement of operations. The accounting provisions of SFAS 123R are effective for reporting periods beginning after June 15, 2005. We believe that SFAS 123R will have no significant effect on the financial position, results of operations, and cash flows of the Company.

NOTE 3 – PROPERTY AND EQUIPMENT

As of December 31, 2004 and 2003, property and equipment consisted of the following:

	2004	2003
Machinery and equipment	$23,938,568	$896,226
Furniture and fixtures	142,650	142,171
Transportation	100,495	199,423
Leasehold improvements	542,035	586,899
Buildings	1,538,582	—
Construction in process	—	21,813,357

Total	26,262,330	23,638,076
Accumulated depreciation	(1,287,665)	(834,620)

Property and equipment, net	$24,974,665	$22,803,456

Depreciation on assets placed in service amounted to $576,628 and $238,347 for the years ended December 31, 2004 and 2003, respectively.

Certain assets are pledged as collateral on debt and capital leases (see Notes 5 and 6).

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 4 – RELATED PARTY TRANSACTIONS

During 2004, Larry W. Denney, the Company’s Chairman, President, and Chief Executive Officer and its principal stockholder, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, is payable on or before January 1, 2006 and may be prepaid without penalty. The balance as of December 31, 2004 was $107,700. Accrued interest, which is presented as a component of accrued expenses, totaled $4,318. Mr. Jack B. Simpson, who is also a director, advanced the Company $3,000 as a short-term, non-interest bearing loan at year end which loan is included in accrued expenses at December 31, 2004.

For the year ended December 31, 2004, the Board approved $67,110 in consulting fees for shareholder relations services provided by a company wholly-owned by Mr. Simpson. As of December 31, 2004, $25,000 of this amount was paid. The balance of $42,110 is included in accrued expenses.

During the year ended December 31, 2004, Mr. Denney and Mr. Simpson directly transferred an aggregate of 239,325 of their own shares of Company common stock to the Company for no consideration to them, in connection with the sale of those shares by the Company in private placements of the Company’s common stock. Each stockholder contributed half of the shares. The shares were accounted for as capital contributions to the Company at par value of $.02 per share.

During the year ended December 31, 2003, Mr. Denney and Mr. Simpson directly transferred 265,530 shares of their personal common stock holdings to investors who purchased Company stock in the private placements of the Company’s common stock. These 265,530 shares were accounted for as capital contributions to the Company, and as shares issued to the investors in the private placements.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 5 – LONG TERM OBLIGATIONS

Long term obligations as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Debt – Installment notes collateralized by vehicles and farm equipment payable in monthly installments of $2,005 including interest at rates ranging from 0.0% to 14.9% through June 2006. One note was repaid and one entered into during 2004.	$14,382	$30,590

Obligations under capital leases (see Note 6)	155,889	368,083

Total long-term obligations	170,271	398,673

Less: current maturities	124,810	297,488

Long-term portion	$45,461	$101,185

Future maturities of long-term debt and capital leases are as follows:

2005	$124,810
2006	45,461

$170,271

NOTE 6 – CAPITAL LEASES

Since inception, the Company acquired equipment and vehicles by entering into capital leases totaling $1,330,277. The Company has entered into several lease agreements for operating and laboratory equipment, which agreements are accounted for as capital leases expiring through 2006, payable in monthly installments of $18,014 including imputed interest at rates ranging from 10.1% to 20.4%. During 2004, the Company repaid four lease agreements.

The following table shows the value of those assets still subject to capital lease payments as of December 31, 2004 and 2003. The assets are included in the balance sheet under the caption “Property and equipment, net.”

	2004	2003
Historical cost	$787,778	$1,090,368
Accumulated depreciation	(79,869)	(132,923)

Net	$707,909	$957,445

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 6 – CAPITAL LEASES (Continued)

Future minimum lease payments as of December 31, 2004 under capital leases are as follows:

2005	$127,863
2006	41,695

Total	169,558
Amount representing interest	(13,669)

Present value of net minimum lease payments (see Note 5)	$155,889

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

Private Placements of Common Stock: During the year ended December 31, 2004, the Company directly sold 736,450 shares of common stock through private placements that resulted in net proceeds to the Company of $3,853,750. Mr. Denney, who is the Chairman, President, CEO and a principal shareholder, and Mr. Simpson, who is a director and principal shareholder, directly transferred 239,325 shares of their personal common stock holdings to investors who purchased Company stock in the private placements. These 239,325 shares were accounted for as capital contributions to the Company, and as shares issued to the investors in the private placements.

During the year ended December 31, 2003, the Company directly sold 1,142,535 shares of common stock through private placements that resulted in net proceeds to the Company of $5,537,700. Mr. Denney and Mr. Simpson directly transferred 265,530 shares of their personal common stock holdings to investors who purchased Company stock in the private placements. These 265,530 shares were accounted for as capital contributions to the Company, and as shares issued to the investors in the private placements.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 7 – EQUITY CAPITAL (Continued)

Convertible Promissory Note: During the year 2004, the Company issued a convertible promissory note in the principal amount of $10,000 bearing interest at a rate of 10% and maturing February 24, 2006. Interest on the note was payable quarterly. The holder of the note was entitled to convert the note into 2,500 shares of common stock during the 30 days prior to the maturity date or during the 30 days prior to an accelerated maturity date which could be selected by the Company at any time within six months after issuance. The Company selected August 24, 2004 as the accelerated maturity date and the holder of the note elected to convert the note into 2,500 shares of common stock. The Company paid quarterly interest from the date of the note through July 26, 2004, the date of conversion.

NOTE 8 – NET LOSS PER COMMON SHARE

For the years ended December 31, 2004 and 2003, basic and diluted weighted average common shares include only common shares outstanding, as the Company does not have any common share equivalents. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	2004	2003
Common shares outstanding	69,931,413	69,431,788
Effect of weighting	(218,838)	(550,228)

Weighted average common shares outstanding	69,712,575	68,881,560

NOTE 9 – INCOME TAXES

A summary of income taxes for the years ended December 31, 2004 and 2003 is as follows:

	2004	2003
Currently payable (refundable):
Federal	$—	$—
State	—	—
Deferred tax (benefit) provision	(1,259,426)	(1,016,289)

Income tax (benefit) provision	(1,259,426)	(1,016,289)
Change in valuation allowance	1,259,426	1,016,289

Total income tax provision	$—	$—

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 9 – INCOME TAXES (Continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets relate to the following:

	2004	2003
Net operating loss carryforward	$8,049,431	$5,375,947
Depreciation timing differences	(1,498,743)	(28,530)
R&D credit carryforward	375,460	200,516
Other	65,197	18,784
Valuation allowance	(6,991,345)	(5,566,717)

Net deferred income tax asset	$—	$—

The Company has used a combined estimated federal and state tax rate of approximately 38.5% for all deferred tax computations. The tax benefit prior to the allowance differs from the federal statutory rate of 34% primarily because of permanent differences, the effect of state income taxes, and the effect of the R&D tax credits.

The 2004 valuation allowance was adjusted to account for the 2004 R&D tax credit of approximately $100,000, an adjustment of prior period R&D tax credits of $74,944, and an adjustment of prior period net operating loss carryforward of $9,742. The prior period adjustments arose from the amendment of prior years’ tax returns.

The Company has tax net operating loss carryforwards which are available to offset future federal taxable income. These operating losses, and their year of expiration, are as follows:

2016	$532,342
2017	880,490
2018	665,301
2019	1,756,392
2020	1,785,788
2021	1,909,006
2022	4,011,257
2023	2,425,746
2024	6,978,480

Total	$20,944,802

The Company also has research and development credit carryforwards of $375,460 and $275,460 as of December 31, 2004 and 2003, respectively, which are available to offset future federal income tax liabilities.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 9 – INCOME TAXES (Continued)

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

Certain provisions of the tax laws may limit the tax net operating loss carryforwards available for use in any given year in the event of a significant change in ownership interest. Management believes that such an ownership change has not occurred and it does not expect the future use of its net operating loss carryover to be significantly limited.

NOTE 10 – CASUALTY LOSS

In May 2004, a fire caused extensive damage to a piece of the Company’s equipment at the St. Lucie County landfill site and minor damage to several other pieces of ancillary machinery. The Company’s insurance carrier has taken the position that the Company’s insurance coverage on the damaged equipment limited the insurer’s liability to $15,000. The Company contends that the equipment was fully insured, and alternatively that if the Company’s coverage was in fact so limited, this limitation was attributable to the negligence and misrepresentation of the insurance agent who placed the insurance policy, who should be held liable for the difference. The Board has resolved its intention to consider legal counsel to handle the matter. The damaged equipment was pledged as security for the Company’s obligations under an equipment lease, for which the Company remains liable to the equipment lessor. Pending resolution of the insurance coverage dispute, the Company has accrued a $485,000 loss provision, net of $15,000 received from insurance proceeds, as an estimate of the loss incurred. As of December 31, 2004, the balance on the accrual was $445,687.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company has entered into several operating leases for the rental of operating equipment, land, and laboratory and office facilities. The terms of the leases expire in various years through 2006. Future minimum lease payments under these leases are as follows:

2005	$170,388
2006	145,733

$316,121

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Rent expense amounted to $325,922 and $507,597 for the years ended December 31, 2004 and 2003, respectively.

Vegetative and Wood Waste Agreements: In May 2001 the Company entered into an agreement with St. Lucie County, Florida to process vegetative waste for compensation of $17.48 per ton. The agreement also required the Company to, at its expense, design, construct, start-up, and test a Landfill Gas Combustion System to put the county’s landfill gas to productive use by June 2004. Beginning in June 2003, the Company began paying St. Lucie County $11,583 per month for the use of its landfill gas. The term of the agreement was twenty years from the date of operation of the Landfill Gas Combustion System. In September 2003, the Company entered into an agreement to terminate, by mutual consent, the agreement to construct the Landfill Gas Combustion System and purchase landfill gas, but to continue processing vegetative waste until January 31, 2004 for compensation of $17.48 per ton.

In February 2004, the Company entered into an agreement with St. Lucie County to process vegetative waste for compensation of $17.48 per ton for a period of five years. Although the services to which these revenues relate were not within the scope of the Company’s intended principal business, management believed that operation of this contract was integral to research and development pursuant to the Company’s intended principal business. The contract provided valuable data and experience regarding cost effective acquisition and utilization of raw materials for the Company’s intended business. The Company provided appropriate notice of termination of the agreement with St. Lucie County effective January 13, 2005. The Company terminated the agreement because of changes in ability to carry on operations due to changes in the economics of the vegetative waste industry which occurred as a result of the several hurricanes and tropical storms that hit Florida in 2004.

Dairy Farm Waste Agreement: In June 1999 the Company entered into an agreement with a local dairy farm (“Larson Dairy”) to remove animal waste, approximating twenty-four tons per day, from two barn sites and lagoons which waste the Company intends to process at its CAV facility. The agreement expires in June 2019 and may be extended for successive periods of ten years. The Company also entered into an agreement with Larson Dairy to lease approximately six acres of land on which the Company is constructing its facility to process the waste. The agreement had an initial term of 5 years which commenced in June 1999 with the option for four additional successive five year terms exercisable at the discretion of the Company. The Company pays annual rent on the land of $5,000. During 2004, the Company exercised its option to extend the term of the agreement for an additional five years.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 11 – COMMITMENTS AND CONTINGENCIES (Continued)

Litigation: From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company (See Note 10 – Casualty Loss). Management believes that the settlement or resolution of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 12 – SUBSEQUENT EVENTS

From January 1, 2005 through March 18, 2005, the Company directly sold an aggregate of 400,980 shares of common stock through private placements that resulted in net proceeds to the Company of $2,256,150. Of these totals $1,763,650 was raised in the sale of 351,730 shares sold in a private placement to existing shareholders only and $492,500 was raised in sales of 49,250 shares to new shareholders.