Form 10QSB
period 2005-03-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2005-05-20
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☑       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Yes ☑ No ☐

As of May 16, 2005, there were 70,395,643 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☑ No ☐

PART I FINANCIAL INFORMATION

Item 1. Financial Statements	4

Item 2. Plan of Operation	14

Item 3. Controls and Procedures	18

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19

Item 6. Exhibits	20

SIGNATURES	21

Certifications: Exhibits 31.1 and 31.2	22

Certifications: Exhibits 32.1 and 32.2	24
Section 302 Chief Executive Officer Certification
Section 302 Chief Financial Officer Certification
Section 906 Chief Executive Officer Certification
Section 906 Chief Financial Officer Certification

Caution Regarding Forward-Looking Information

     This quarterly report contains both historical and forward-looking statements. All statements, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words “believe,” “anticipate,” “expect” and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks include, among others, the risks described under “Description of Business – Risk Factors” in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2004.

     Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company’s business operations.

     Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company undertakes no obligation to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Quarterly Report and disclaims any obligation to do so.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$263,499	$44,559
Accounts receivable	182,763	79,963
Prepaid expenses and other current assets	297,005	284,427
Equipment in process, held for sale	2,137,783	2,137,783

Total Current Assets	2,881,050	2,546,732

Property and equipment, net	23,844,723	24,974,665

Other assets
Patent application costs	249,228	246,489
Deposits and other assets	101,780	101,780

Total Other Assets	351,008	348,269

Total Assets	$27,076,781	$27,869,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$762,577	$1,709,511
Accrued expenses	799,609	1,033,880
Current portion of long term debt and capital leases	65,880	124,810

Total Current Liabilities	1,628,066	2,868,201

Long term debt
Long term debt and capital leases, less current portion	28,715	45,461
Note payable — officer	44,256	107,700

Total Long-term Liabilities	72,971	153,161

Commitments and Contingencies
Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 70,359,393 at March 31, 2005 and 69,931,413 at December 31, 2004	1,407,188	1,398,628
Additional paid in capital	43,442,589	40,959,999
Deficit accumulated during the development stage	(19,474,033)	(17,510,323)

Total Stockholders’ Equity	25,375,744	24,848,304

Total Liabilities and Stockholders’ Equity	$27,076,781	$27,869,666

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED

	Cumulative
	During
	Development	Three Months Ended March 31,
	Stage (see Note 1)	2005	2004
Revenues (See Note 5)	$—	$—	$—

Operating expenses
Research and development	18,562,444	2,063,488	516,206
(Gain) loss on disposal of assets	195,306	—	(203)

Total operating expenses	18,757,750	2,063,488	516,003

Interest expense	(381,157)	(7,976)	(6,032)

Loss from continuing operations before income tax benefit	(19,138,907)	(2,071,464)	(522,035)

Income tax benefit	—	—	—

Loss from continuing operations	(19,138,907)	(2,071,464)	(522,035)
Discontinued Operations (Note 5):
Profit (loss) from discontinued Landfill contract activities	(335,126)	107,754	24,512

Net loss	$(19,474,033)	$(1,963,710)	$(497,523)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.03)	$(0.01)

From Discontinued Operations		$0.00	$0.00

Net Loss		$(0.03)	$(0.01)

Weighted average number of common shares outstanding		70,144,312	69,495,346

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED

				Deficit
				Accumulated
	Number of	Common		During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2004	69,931,413	$1,398,628	$40,959,999	$(17,510,323)	$24,848,304

Issuance of common shares	427,980	8,560	2,482,590	—	2,491,150
Net loss for the three month period ended March 31, 2005	—	—	—	(1,963,710)	(1,963,710)

Balances as of March 31, 2005	70,359,393	$1,407,188	$43,442,589	$(19,474,033)	$25,375,744

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED

	Cumulative During	For the Three Months Ended
	Development	March 31,
	Stage (see Note 1)	2005	2004
Operating Activities

Net Loss	$(19,474,033)	$(1,963,710)	$(497,523)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,803,801	1,201,413	46,475
Loss (gain) on disposal of assets	195,306	—	(203)
Stock-based compensation	163,700	—	—
Changes in certain assets and liabilities:
Equipment in process held for sale	(2,137,783)	—	(209,504)
Accounts receivable	(182,763)	(102,800)	(142,784)
Prepaid expenses & other current assets	(297,005)	(12,578)	56,025
Deposits and other assets	(101,780)	—	—
Accounts payable and accrued expenses	1,569,858	(1,181,205)	592,395

Net Cash Used in Operations	(17,460,699)	(2,058,880)	(155,119)

Investing Activities
Proceeds from sale of assets	137,230	—	2,800
Patent application costs	(249,228)	(2,739)	(97,632)
Purchases of property and equipment	(25,794,004)	(71,471)	(870,990)

Net Cash Used in Investing Activities	(25,906,002)	(74,210)	(965,822)

Financing Activities
Proceeds from long-term debt issuances	219,596	—	10,000
Repayment of debt and capital leases	(1,309,729)	(75,676)	(71,172)
Proceeds from (payments on)
Note payable — officer	44,256	(63,444)	110,000
Proceeds from common stock issuance	44,676,077	2,491,150	745,000

Net Cash Provided by Financing Activities	43,630,200	2,352,030	793,828

Net increase (decrease) in cash and cash equivalents	263,499	218,940	(327,113)

Cash and cash equivalents at beginning of the period	—	44,559	394,816

Cash and cash equivalents at the end of the period	$263,499	$263,499	$67,703

(Continued)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Cumulative
	During	For the Three Months Ended
	Development	March 31,
	Stage (see Note 1)	2005	2004
Supplemental Disclosure of Cash Flow Information

CASH PAID DURING THE PERIOD FOR:

Interest (net of amounts capitalized)	$381,157	$12,294	$6,188

Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing

Since inception, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $1,330,277.

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly-owned subsidiaries, Omni Environmental Corporation, (formerly known as Omni Technologie International, Ltd. and incorporated in Delaware on June 23, 1989), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated. CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the CAV1 facility when operational and IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Development Stage and Going Concern Considerations: In December 2004, the Company commenced operating the CAV1 facility on a test basis by initiating test production operations. The Company continues to be a development stage enterprise as defined under accounting principles generally accepted in the United States of America because it has not yet generated significant revenues in its intended business. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. Should the Company continue to experience operating losses into 2005, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that if additional investor funding were needed, the necessary funds would be available on terms acceptable to the Company. The Company is a development stage enterprise with limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities; these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently expects to commence generating revenues from the sale of product in the third quarter of 2005. The Company expects, upon operation of the two production lines now being tested and upon the receipt of sufficient capital, to gradually increase production during 2005 until the Company is using all four production lines. The facility is permitted for up to six production lines and the Company plans to construct the fifth and sixth production lines at a later date.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (Continued)

The Company believes that its current capital resources and revenue will be insufficient to fund the Company’s intended operations beyond the second quarter of 2005, and that unless the Company commences generating significant cash flow from operations earlier than presently expected, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds or generate cash from operations which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

Interim Reporting: The accompanying unaudited financial statements of the Company have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated balance sheets, statements of operations, and statements of cash flows include, in the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of these periods and the financial condition as of that date. There are no additional material subsequent events or material contingencies that require disclosure. The information included in these unaudited financial statements should be read in conjunction with Plan of Operation contained in this report and with the financial statements and accompanying notes included in the Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Historical interim results are not necessarily indicative of results that may be expected for any future period.

NOTE 2 – RELATED PARTY TRANSACTIONS

During 2004, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and CEO, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Through December 31, 2004, Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, is payable on or before April 1, 2006 and may be prepaid without penalty. The balance as of December 31, 2004 was $107,700. The Company made payments of $63,444 during the three months ended March 31, 2005 and the outstanding balance of the note was $44,256 as of March 31, 2005. Accrued interest, which is presented as a component of accrued expenses, totaled $4,318 as of December 31, 2004. During the three months ended March 31, 2005 $853 was accrued and $5,171 was paid on accrued interest. As of March 31, 2005, the balance of accrued interest was $- 0 -.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – RELATED PARTY TRANSACTIONS (Continued)

Jack B. Simpson, a principal stockholder who is also a director, advanced the Company $3,000 as a short-term, non-interest bearing loan as of December 31, 2004, which was included in accrued expenses. This amount was repaid to Mr. Simpson during the three months ended March 31, 2005.

During the year ended December 31, 2004, the Board of Directors approved $67,110 in consulting fees for shareholder relations services provided by a company wholly-owned by Mr. Simpson. As of December 31, 2004, the balance due on these fees of $42,110 was included in accrued expenses. This amount was paid during the three months ended March 31, 2005. The Board also approved the payment of an additional $16,777 in consulting fees to the same company during the three months ended March 31, 2005.

NOTE 3 – NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of March 31, 2005. In February 2004, the Company issued a convertible note which was converted to 2,500 shares of common stock in August, 2004 in accordance with the conversion provisions of the note. As a result, from February 2004 through August 2004 the Company had an outstanding convertible financial instrument which constituted a common stock equivalent. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At March 31, 2004, the Company’s common equivalent shares only include the above mentioned convertible note. The weighted average number of shares used to compute basic and diluted loss per share in the March 31, 2004 financial statements was the same since the effect of the convertible note was anti-dilutive.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	March 31,
	2005	2004
Common shares outstanding	70,359,393	69,618,038
Effect of weighting	(215,081)	(122,692)

Weighted average common shares outstanding	70,144,312	69,495,346

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there is no provision or benefit recorded in the statements of operations for the periods presented.

NOTE 5 – DISCONTINUED OPERATIONS

The Company exercised its right to terminate its contract with St. Lucie County for services in disposal of vegetative waste at the St. Lucie County landfill through a 60-day written notice consistent with the agreement. The termination became effective on January 13, 2005. At the request of St. Lucie County, the Company continued to perform the services through April 5, 2005 in order to maintain service until a new contractor commenced work.

The gross revenues from these activities were never intended to be a primary business of the Company, but a means of obtaining raw material for processing. The vegetative biomass was intended to be used as raw material in production of the Company’s primary product. Animal based biomass is presently expected to be used, as it is less expensive than the vegetative waste from the municipal landfill.

Consistent with the requirements of SFAS No. 144, the above noted activities are being reported as discontinued operations. There are no income tax liabilities or benefits associated with the discontinued operations.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – DISCONTINUED OPERATIONS (Continued)

Because of the reclassification of previously reported revenues to discontinued operations, the Company now reports $-0- revenues. The revenue and the operating results of the discontinued activities for the three month periods ended March 31, 2005 and March 31, 2004 and for the cumulative during development stage were as follows:

	Cumulative During
	Development	Three Months Ended March 31,
	Stage (see Note 1)	2005	2004
Revenues	$8,429,445	$449,941	$359,329

Cost of services provided	8,764,571	342,187	334,817

Net income (loss)	$(335,126)	$107,754	$24,512

Effective May 2004, the Company recorded a loss accrual related to equipment damaged in a fire at the St. Lucie landfill site. Cost of services for the three months ended March 31, 2005 includes an adjustment of $109,718 for revisions in this accrual.

Assets related to discontinued operations are accounts receivable of $182,763 and $79,963 as of March 31, 2005 and December 31, 2004, respectively. Liabilities related to discontinued operations are $616,737 and $639,144 as of March 31, 2005 and December 31, 2004, respectively. These liabilities are included in accounts payable and accrued expenses.

NOTE 6 – SUBSEQUENT EVENTS

During the period from April 1, 2005 to May 14, 2005, the Company sold an aggregate of 36,250 shares of common stock in private placements for total proceeds of $312,500. Of these totals, 26,250 shares were sold at $10 per share and 10,000 shares were sold at $5 per share in a private placement to existing stockholders only.

ITEM 2. PLAN OF OPERATION

As of March 31, 2005, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing. The plan of the Company is to produce and sell basic feed protein and other products for the animal feed, food, chemical, and energy markets, which are produced by the Company from the processing of biomass material using the Company’s proprietary technology and production facilities.

Working Capital

During the first quarter of 2005, the Company’s working capital increased by $1,574,453 to $1,252,984 as of March 31, 2005. This increase was primarily due to the Company’s receipt of the proceeds of two private placements of the Company’s common stock effected during the quarter.

Patents

On May 16, 2005, the Company filed seven Patent Cooperation Treaty (“PCT”) applications, dealing with substantially similar material as seven provisional patent applications the Company previously filed with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. The Company refers to these processes as EcoGold™ techonology (discussed below). A provisional application is a patent filing allowing the Company one year to complete the final application. The filing of the PCT provisional applications extends the time allowed to the Company to complete filing formal U.S. applications, and gives the Company the ability to extend the time for filing applications with foreign governments that are Patent Cooperation Treaty participants.

Based on the provisional applications, the Company has been advised by its patent counsel that the final applications may seek issuance of 50 or more U.S. and foreign patents. Upon the granting of any patents, the associated costs will be amortized over the life of the patents.

The CAV Facility

During the three months ended March 31, 2005 and to date, the Company continued testing of its combined animal and vegetative (“CAV”) biomass conversion and fermentation facility operation. This includes underground pipeline delivery to the CAV of nutrient extracted from dairy barn waste. The Company expects to begin generating revenues from the sale of product to commence in the third quarter. The facility has four fermenter lines, each of which includes a 200,000 gallon fermentation reactor. The Company expects, upon operation of the two production lines now being tested and upon the receipt of sufficient capital, to gradually increase production during 2005 until the Company is using all four production lines. The CAV facility is permitted for up to six production lines and the Company plans to construct the fifth and sixth production lines at a later date. The Company expects its commercial processing operations at its CAV facility to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate, and other nutrients contained in barn waste from adjacent farming operations. The primary product to be produced by the CAV facility is yeast to be marketed to animal feed manufacturers for use as a protein and pro-biotic supplement to animal feed. The secondary product presently planned for the CAV facility is lignin, a natural polymer.

As production commences, the Company expects to begin marketing and selling the products of the CAV facility’s processing operation.

The Company’s investment in its CAV facility is $25.1 million as of March 31, 2005. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, as well as piping and control for two production lines. This amount also includes cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, process control and support buildings, all to support up to six production lines. Major process equipment is already in place for four production lines. In addition, most major components required for hydrolysis are already in place. The completion of the third and fourth production lines will require process piping and control installation. Implementation of the hydrolysis process will require these in-place components plus the addition of material handling equipment, piping and control. The fifth and sixth production lines will require construction and installation of foundations and all major process equipment, as well as piping and control.

The Company estimates the cost of constructing two additional lines (lines 5 and 6) of production to be $4,000,000 and projects the addition of these two lines will increase its production capacity by two thirds (167%) of the original estimated production capability of the first four production lines. The Company expects that it will need to raise additional capital to fund this expansion through additional private offerings of its securities.

The Company placed its CAV facility into service in December 2004, at which time it began depreciating its machinery and equipment, leasehold improvements, and buildings. Of the total $25.1 million capital investment in the CAV facility, only $2.1 million consists of buildings and leasehold improvements, which assets are depreciated over longer periods of time. The remaining $23 million of the investment is production machinery and equipment depreciated more rapidly. The Company has made preliminary estimates of useful lives of the components of machinery and equipment within its processing facility and is in the process of working with the engineering group to refine appropriate periods. Because property, plant and equipment consists of a high percentage of machinery, the Company expects depreciation will continue to be a significant component of operating expenses of the CAV facility during the next several years.

As the Company commences operations, the Company plans to refine its technology and processing methods to concentrate on production of higher value yeast as well as lowering costs of production and raw materials.

The Company may in the future seek appropriate sites for permitting and construction of additional CAV facilities in other geographical locations. The Company does not currently have sufficient personnel or other resources to pursue construction of additional plants.

EcoGold™ — The Dilute Waste Stream Recovery Technology

The Company’s seven provisional patent applications, and the additional seven PCT applications discussed above, are related to a unique biomass processing technology that the Company calls EcoGold™. EcoGold™ is the name of the Company’s ecologically beneficial process and equipment as well as the name of the product produced through the process, which is a golden colored, high value nutrient. The EcoGold™ process is designed to reduce phosphorus and nitrogen pollution from waste streams, by creating a valuable product (protein) at farms and industrial sites.

The Company plans to complete installation of the first equipment developed using the EcoGold™ process at a large dairy testing site in 2005, after commencing sales of the products of its CAV facility processing operations. The Company expects to complete testing and any necessary modifications to this unit and to then offer the unit for rental with servicing and licensing included in 2005. This test site equipment is shown on the Company’s balance sheet as of March 31, 2005 as “Equipment in Process, held for sale” reflected at a cost of $2,137,783, although the cost of future smaller units may be considerably less if the Company is able to successfully produce these units through larger scale production. The rental/lease agreement anticipated for this first unit is expected to be based on anticipated future lower cost of production, but to return full value to the Company as a result of the inclusion of licensing fees in the revenue base. The Company has had initial discussions with several vendors, but has not yet entered into any agreements with respect to the sale or production of these units.

Other Products in Development

The Company is concentrating its initial operating efforts on its CAV and EcoGold™ business segments as discussed above. The Company is continuing its research and development on other products.

Discontinued Operations

The Company exercised its right to terminate its contract with St. Lucie County for services in disposal of vegetative waste at the St. Lucie County landfill through a 60-day written notice consistent with the agreement. The termination became effective on January 13, 2005. At the request of St. Lucie County, the Company continued to perform the services through April 5, 2005 in order to maintain service until a new contractor commenced work.

The Company’s activities in handling vegetative waste at municipal landfills was intended as a feasibility test and not the Company’s planned business operations or a core business activity. The Company’s purpose in engaging in these activities historically was to demonstrate the availability and actual costs of this form of raw material. The Company was attempting to establish that the material could be obtained at a cost of approximately zero net of fees or at a slight profit. The Company referred to this concept of obtaining low cost waste material for use in production as “zero to negative cost” of raw materials. During the life of the contracts the Company established that a “zero to negative cost” (net of fees) in obtaining the material was possible. See the schedule of gross profit from discontinued operations in Note 5 of the financial statements.

The Company’s CAV (“Combined Animal Vegetative”) biomass processing plant has been designed to utilize either animal biomass, vegetative biomass, or a combination of both as raw material for the production of yeast. The vegetative biomass was intended to be used as raw material in production of the Company’s primary product, yeast animal feed protein supplement. While use of vegetative biomass material such as the landfill material remains an option, use of this material has been relegated to a back-up plan due to the intended total replacement of the vegetative material with animal-based material processed by the Company’s EcoGold™ technology. This animal based biomass is expected to be less expensive than the vegetative waste from the municipal landfill because transportation is a negligible cost due to proximity of the material and as a result of automated processing and underground pipe transporting systems. The cost of the material itself is negligible because the Company has a contract in place under which it receives a significant supply of barn waste at no cost to the Company.

In the future, the Company may consider utilizing some form of vegetative biomass as raw material if it becomes cost beneficial or if greater quantities of raw material are required. Currently the Company does not intend to continue any activities similar to those related to the contract noted above.

The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. In prior years the Company’s financial statements have presented revenues and related operating expenses of the St. Lucie County contract and a similar contract with Indian River County, Florida, which contract expired in prior years, as gross revenues from operations although these activities were never intended to be a primary business of the Company. The Company anticipates that fees it may receive in the future processing animal or vegetative waste will not be material.

Capital Resources

The Company believes that its current capital resources are insufficient to fund its intended operations and expansion. The Company has commenced efforts to raise additional capital through private placements of equity securities. There is no assurance that the Company will be able to raise additional funds that may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the Company’s financial condition and results of operations may be materially affected.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company’s Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the Company’s disclosure controls and procedures were effective except as set forth below in the following paragraph, in timely alerting them to material information required to be included in the Company’s periodic SEC reports.

The Company’s independent auditors, in conjunction with their audit of the Company’s financial statements for the year ended December 31, 2004, advised the Company and the Audit Committee that in the auditors’ view, the Company’s disclosure controls and procedures were subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. Management plans to expand personnel to provide for adequate segregation of duties when it is cost beneficial to the Company and, in the interim, has implemented mitigating controls wherever possible in consideration of the limited segregation of duties.

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

There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates between January 1, 2005 and March 31, 2005, the Company issued and sold an aggregate of 76,750 shares of Common Stock at a price of $10 per share to twenty-three investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $767,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

In a private offering which commenced on January 15, 2005 and closed on March 10, 2005, the Company received $1,723,650 in proceeds from the sale of an aggregate of 344,730 shares at a price of $5 per share to existing stockholders only. In connection with this offering, the Company also distributed 6,500 shares to existing stockholders for no consideration because those stockholders had purchased stock at $10 per share immediately prior to the offering. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 6. EXHIBITS

List of Exhibits:

Exhibit
Document	No.
Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant’s Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	32.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.

Dated: May 20, 2005	By: /s/ Larry W. Denney

Larry W. Denney, Chairman of the Board, President and
Chief Executive Officer (principal executive officer
and duly authorized officer)

Biomass Processing Technology, Inc.

By: /s/ Robert F. Kendall

Dated: May 20, 2005	Robert F. Kendall, CPA, Chief Financial Officer
(principal financial officer)