Form 10QSB
period 2005-06-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2005-08-22
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549
Form 10-QSB

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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
Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐  No  ☐
As of August 14, 2005, there were 71,083,957 shares of Common Stock issued and outstanding.
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

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$279,869	$44,559
Accounts receivable	—	79,963
Prepaid expenses and other current assets	168,037	284,427

Total Current Assets	447,906	408,949

Property and equipment, net	23,539,031	24,974,665

Other assets
Equipment system	2,137,783	2,137,783
Patent application costs	329,620	246,489
Deposits and other assets	101,780	101,780

Total Other Assets	2,569,183	2,486,052

Total Assets	$26,556,120	$27,869,666

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$672,714	$1,709,511
Accrued expenses	819,814	1,033,880
Current portion of long term debt and capital leases	59,921	124,810

Total Current Liabilities	1,552,449	2,868,201

Long term debt
Long term debt and capital leases, less current portion	12,915	45,461
Note payable — officer	39,661	107,700

Total Long-term Liabilities	52,576	153,161

Commitments and Contingencies
Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 70,748,507 at
June 30, 2005 and 69,931,413 at December 31, 2004	1,414,970	1,398,628
Additional paid in capital	44,636,967	40,959,999
Deficit accumulated during the development stage	(21,100,842)	(17,510,323)

Total Stockholders’ Equity	24,951,095	24,848,304

Total Liabilities and Stockholders’ Equity	$26,556,120	$27,869,666

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative	For the Three		For the Six
	During	Months Ended June 30,		Months Ended June 30,
	Development
	Stage	2005	2004	2005	2004
Revenues (Note 5)	$—	$—	$—	$—	$—

Operating Expenses
Research and development	19,633,090	1,070,646	629,074	3,134,134	1,145,280

(Gain) loss on disposal of assets	736,690	541,384	(21,989)	541,384	(22,192)

Total Operating Expenses	20,369,780	1,612,030	607,085	3,675,518	1,123,088

Interest Expense	(397,175)	(16,018)	(10,313)	(23,994)	(16,345)

Loss from continuing operations
before income tax benefit	(20,766,955)	(1,628,048)	(617,398)	(3,699,512)	(1,139,433)

Income tax benefit	—	—	—	—	—

Loss from continuing operations	(20,766,955)	(1,628,048)	(617,398)	(3,699,512)	(1,139,433)
Discontinued Operations (Note 5):
Profit (loss) from discontinued
Landfill contract activities	(333,887)	1,239	(502,482)	108,993	(477,970)

NET LOSS	$(21,100,842)	$(1,626,809)	$(1,119,880)	$(3,590,519)	$(1,617,403)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.02)	$(0.01)	$(0.05)	$(0.02)

From Discontinued Operations		$0.00	$(0.01)	$0.00	$(0.00)

Net Loss		$(0.02)	$(0.02)	$(0.05)	$(0.02)

Weighted average number of common shares outstanding		70,437,877	69,600,112	70,291,905	69,547,729

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common		During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total
Balances as of December 31, 2004	69,931,413	$1,398,628	$40,959,999	$(17,510,323)	$24,848,304

Issuance of common shares	817,094	16,342	3,676,968	—	3,693,310
Net loss for the six month
period ended June 30, 2005	—	—	—	(3,590,519)	(3,590,519)

Balances as of June 30, 2005	70,748,507	$1,414,970	$44,636,967	$(21,100,842)	$24,951,095

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Six Months Ended
	Cumulative During	June 30,
	Development
	Stage (see Note 1)	2005	2004
Operating Activities

Net Loss	$(21,100,842)	$(3,590,519)	$(1,617,403)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	3,085,827	1,483,439	106,290
Loss (gain) on disposal of assets	736,690	541,384	(22,192)
Stock-based compensation	163,700	—	—
Changes in certain assets and liabilities:
Accounts receivable	—	79,963	6,518
Prepaid expenses & other current assets	(313,045)	(28,618)	18,435
Deposits and other assets	(101,780)	—	(500)
Accounts payable and accrued expenses	1,500,200	(1,250,863)	1,818,443

Net Cash Provided by (Used in) Operations	(16,029,250)	(2,765,214)	309,591

Investing Activities
Proceeds from sale of assets	137,230	—	39,300
Patent application costs	(329,620)	(83,131)	(134,021)
Construction of equipment system	(2,137,783)	—	(298,089)
Purchases of property and equipment	(26,166,714)	(444,181)	(1,594,805)

Net Cash Used in Investing Activities	(28,496,887)	(527,312)	(1,987,615)

Financing Activities
Proceeds from long-term debt issuances	219,596	—	10,000
Repayment of debt and capital leases	(1,331,488)	(97,435)	(151,222)
Proceeds from (payments on) Note payable — officer	39,661	(68,039)	169,700
Proceeds from common stock issuance	45,878,237	3,693,310	1,474,500

Net Cash Provided by Financing Activities	44,806,006	3,527,836	1,502,978

Net increase (decrease) in cash and cash equivalents	279,869	235,310	(175,046)

Cash and cash equivalents
at beginning of the period	—	44,559	394,816

Cash and cash equivalents
at the end of the period	$279,869	$279,869	$219,770

(Continued)
See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

		For the Six Months Ended
	Cumulative During	June 30,
	Development
	Stage (see Note 1)	2005	2004
Supplemental Disclosure of Cash Flow Information

CASH PAID DURING THE PERIOD FOR:
Interest (net of amounts capitalized)	$396,839	$27,976	$14,111

Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:
Equipment Financing
During the six months ended June 30, 2005, and 2004 the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $-0- and $155,975, respectively. Since inception, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $1,330,277.
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
Development Stage and Going Concern Considerations: In December 2004, the Company commenced operating the CAV1 facility on a test basis by initiating test production operations. The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently expects to commence the sale of products near the beginning of the fourth quarter of 2005. The Company expects, following commencement of operations of the two production lines now being tested and subject to receiving sufficient capital, to gradually increase production during the remainder of 2005 until the Company is using all four production lines at the CAV facility. The facility is permitted for up to six lines and the Company plans to construct the fifth and sixth production lines at a later date.
The Company will require additional capital to fund the completion and testing of its third and fourth production lines during the remainder of 2005, and intends to seek to raise the necessary additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds or generate cash from operations which may be necessary to enable it to continue its planned business operations and expansion. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.
Interim Reporting: The accompanying unaudited financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheets, statements of operations, and statements of cash flows include, in the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of these periods and the financial condition as of that date. There are no additional material subsequent events

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 – BASIS OF PRESENTATION (Continued)
or material contingencies that require disclosure. The information included in these unaudited financial statements should be read in conjunction with Part I, Item 2, “Plan of Operation” contained in this report and with the financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004. Historical interim results are not necessarily indicative of results that may be expected for any future period.
NOTE 2 – RELATED PARTY TRANSACTIONS
During 2004, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and CEO, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Through December 31, 2004, Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, is payable on or before July 1, 2006 and may be prepaid without penalty. The balance as of December 31, 2004 was $107,700. Accrued interest, which was presented as a component of accrued expenses, totaled $4,318 as of December 31, 2004. The Company made payments of principal and interest of $73,615 during the six months ended June 30, 2005. During the six month period, $1,258 in interest was accrued. As of June 30, 2005, the balance of principal and accrued interest was $39,661.
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
NOTE 3 – NET LOSS PER COMMON SHARE
Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of June 30, 2005.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – NET LOSS PER COMMON SHARE (Continued)
In February 2004, the Company issued a convertible note which was converted to 2,500 shares of common stock in August, 2004 in accordance with the conversion provisions of the note. As a result, from February 2004 through August 2004 the Company had an outstanding convertible financial instrument which constituted a common stock equivalent. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents. Common stock equivalents are excluded from the computation in periods in which they have an anti-dilutive effect.
Basic and diluted loss per share amounts were the same in both the three month period and the six month period ended June 30, 2004 because the effect of the convertible note was anti-dilutive. In accordance with SFAS No. 128, the weighted average number of shares includes shares issued and shares reacquired during the respective periods.
A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2005	2004	2005	2004
Outstanding shares	70,748,507	69,550,688	70,748,507	69,550,688
Effect of Weighting	(310,630)	49,424	(456,602)	(2,959)

Weighted Average	70,437,877	69,600,112	70,291,905	69,547,729

NOTE 4 – ACCRUED LIABILITIES
Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At June 30, 2005, and December 31, 2004, accrued liabilities consisted of the following:

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – ACCRUED LIABILITIES (Continued)

	June 30, 2005	December 31, 2004
Accrued Property Taxes	$297,967	$206,639
Reserve for Casualty Loss	254,243	445,687
Deferred Officers Salaries	148,019	176,950
Accrued Vacation	34,798	35,885
Accrued Payroll and Payroll Taxes	36,956	56,543
Accrued Professional Fees	30,650	104,810
Other	17,181	7,366

Total Accrued Liabilities	$819,814	$1,033,880

NOTE 5 – DISCONTINUED OPERATIONS
Effective January 13, 2005, the Company terminated its contract with St. Lucie County for services in disposal of vegetative waste at the St. Lucie County landfill. At the request of St. Lucie County, the Company continued to perform the services through April 5, 2005 in order to maintain service until a new contractor commenced work.
These activities were never intended to be a primary business of the Company, but rather a means for the Company to obtain vegetative biomass to be used in the production of the Company’s primary product. The Company now expects to use animal based biomass which is less expensive than the vegetative waste from the municipal landfill.
Consistent with the requirements of SFAS No. 144, the above noted activities are being reported as discontinued operations. There are no income tax liabilities or benefits associated with the discontinued operations.
Because of the reclassification of previously reported revenues to discontinued operations, the Company now reports $ -0- revenues. The revenue and the operating results of the discontinued activities described above for the three month periods ended June 30, 2005 and 2004, for the six month periods ended June 30, 2005 and 2004, and for the cumulative period during development stage were as follows:

	Cumulative	For the Three		For the Six
	During	Months Ended June 30,		Months Ended June 30,
	Development
	Stage	2005	2004	2005	2004
Revenues	$8,448,276	$18,831	$313,024	$468,772	$672,353

Cost of Services Provided	8,782,163	17,592	815,506	359,779	1,150,323

Net Income (Loss)	$(333,887)	$1,239	$(502,482)	$108,993	$(477,970)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – DISCONTINUED OPERATIONS (Continued)
The following items have been reclassified from presentation within operating expenses in prior period financial statements to discontinued operations as reflected above. Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie landfill site. “Cost of Services Provided” in the discontinued operations shown above for the six months ended June 30, 2005 includes an adjustment of $109,718 for revisions reducing the accrual.
Assets related to discontinued operations consist of accounts receivable of $ -0- and $79,963 as of June 30, 2005 and December 31, 2004, respectively. Liabilities related to discontinued operations are $254,243 and $639,144 as of June 30, 2005 and December 31, 2004, respectively. These liabilities are included in accounts payable and accrued expenses.
NOTE 6 – CHANGES IN ESTIMATED SERVICE LIVES OF CERTAIN ASSETS AND RECLASSIFICATION OF CERTAIN CURRENT ASSETS
In December, 2004, the Company began depreciating equipment at its CAV1 facility using a preliminary estimated service life of five years. During the second quarter of 2005, the Company analyzed all of the facility’s component assets and their estimated service lives and made the following changes within property and equipment: (1) The Company wrote off components valued at $541,384 which were determined to be obsolete portions of the facility. (2) The Company reclassified as construction in process components valued at $4,340,691 identified as parts of the facility not yet in service. (3) The Company identified a group of machinery components with service lives of seven years and another group of machinery and equipment with service lives of twenty years. As of the beginning of the second quarter of 2005, the Company began depreciating assets based on the revised assessment of assets placed in service and the revised estimate of the service lives of the components of the equipment as detailed above.
During the second quarter, the Company enhanced its system of spare parts inventory reporting and instituted monthly physical counts of spare parts inventory. As a result of the analysis, spare parts valued at an aggregate of $145,008 and previously included in current assets were reclassified as a component of property and equipment as of June 30, 2005.
During the second quarter of 2005, the Company reclassified “Equipment in process, held for sale” from current assets to “Other Assets – Equipment system” consistent with the Company’s current intention to offer the equipment for rental with servicing and licensing included by the end of 2005. The equipment, which is reflected at its cost of $2,137,783, has also been reclassified in the presentation herein of the December 31, 2004 balance sheet.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 7 – SUBSEQUENT EVENTS
During the period from July 1, 2005 to August 14, 2005, the Company sold an aggregate of 335,450 shares of common stock at $2.50 per share for total proceeds of $838,625 in a private placement limited to existing stockholders of the Company.

ITEM 2. PLAN OF OPERATION
As of June 30, 2005, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing. The plan of the Company is to produce and sell basic feed protein and other products for the animal feed, food, chemical, and energy markets. These products are to be produced by the Company from the processing of biomass material using the Company’s proprietary technology and production facilities.
Liquidity and Capital Resources
As of June 30, 2005, the Company’s working capital deficit was $1,104,543. This represents a reduction in working capital deficit of $1,354,709 during the six month period over the working capital deficit of $2,459,252 as of December 31, 2004 (See Note 6 to the financial statements regarding reclassification of certain assets from current assets to long-term). The $1,354,709 change in working capital consisted of a $38,957 increase in current assets and a $1,315,752 decrease in current liabilities. The change in working capital was primarily due to the Company’s receipt of $3,693,310 in proceeds from private placements of the Company’s common stock effected during the period. Subsequent to June 30, 2005 the Company received an additional $838,625 in proceeds from sales of its common stock in private placement offerings.
The Company is substantially dependent upon the proceeds from sales of its common stock for working capital. The Company’s principal uses of its working capital are to pay operating expenses and to fund expansion costs, including capital expenditures and the cost of additional personnel. Should the funds available to the Company be insufficient to fulfill all of these needs, the Company manages its available funds according to the following priorities (from highest to lowest): (1) payment of operating expenses, (2) creation or maintenance of a sufficient working capital reserve, and (3) expansion of personnel and equipment to implement the Company’s business plan.
The Company believes that its current capital resources are insufficient to fund both its intended operations and expansion at its planned expansion rate. While the Company believes that its current resources may be sufficient to enable it to commence production activities with lines one and two of its CAV facility, the Company will need to raise additional capital to fund the construction costs required to bring lines three and four operational and to complete implementation of the hydrolysis process at the CAV facility. Further, the Company will need to raise additional capital to fund the cost of constructing lines five and six at the CAV facility. The Company has commenced efforts to raise additional capital through private placements of equity securities. There is no assurance that the Company will be able to raise additional funds that may be necessary to enable it to continue its planned business operations including expansion. Should any of management’s planned events not occur, the Company’s financial condition and results of operations may be materially affected.

Since 2001 the Company has not raised sufficient capital to enable it to pursue its expansion plans within the targeted time periods, and has given priority to the use of its available funds as indicated above. As a consequence of the shortfalls in capital raising, the Company has incurred significant staffing limitations and personnel reductions. The capital limitations have restricted the Company’s ability to obtain and train experienced personnel required to reach established goals. After identifying, attracting, and hiring qualified personnel, a period of time is required to acquaint new employees with Company policies and goals and to train them in the Company’s technology. The Company’s ability to add qualified personnel is a key element to its ability to pursue its business plan and is not attainable within a short time span. Should the Company be unable to attract and retain sufficient qualified personnel, its ability to achieve its goals will be adversely affected.
The CAV Facility
During the six months ended June 30, 2005, the Company continued testing of its combined animal and vegetative (“CAV”) biomass conversion and fermentation operation. This included testing of underground pipeline delivery to the CAV of nutrient extracted from dairy barn waste.
In August 2005, the Company began the process of bringing lines one and two of the CAV facility into operation with the goal of commencing production and accumulation of initial finished product inventory. The Company expects to begin generating revenues from the sale of products, subsequent to, and dependant upon, proper verification of product quality, and subsequent to accumulation of sufficient inventory to assure the Company’s ability to fill product orders. The Company currently expects this to occur near the beginning of the fourth quarter of 2005. Among the risks that could delay the commencement of revenue generation from the sale of products are those relating to tropical weather patterns, which adversely affected the Company during 2004. The Company plans to mitigate this risk by producing sufficient inventory of products to enable it to fill product orders even if production is interrupted by adverse weather. The Company expects to emerge from the development stage and commence financial reporting as an operating company when it recognizes significant revenues from product sales.
The CAV facility as currently constructed has four fermenter lines, each of which includes a 200,000 gallon fermentation reactor. Two lines are fully constructed to production capability and ready to commence production operations. The Company plans to complete during 2005 the work necessary to expand its production capacity to utilize all four fermentation lines, subject to raising the additional capital necessary to fund this work. The production capacity of the CAV facility utilizing all four fermentation lines is approximately 300% of the production capacity of the facility utilizing only lines one and two.

The CAV facility is permitted for up to six production lines. Although the Company plans to construct the fifth and sixth production lines as soon as feasible, the Company has not entered into any construction contracts and will require additional capital to fund the cost of constructing these additional lines. The Company expects its commercial processing operations at its CAV facility to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate, and other nutrients contained in barn waste from adjacent farming operations. The primary product to be produced by the CAV facility is yeast to be marketed to animal feed manufacturers for use as a protein and pro-biotic supplement to animal feed. The secondary product presently planned for the CAV facility is lignin, a natural polymer.
The Company’s investment in its CAV facility and supporting spare parts inventory is $24.5 million as of June 30, 2005. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, with piping and control for two production lines to operational status. This amount also includes cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, reverse osmosis, process control, and ancillary buildings, all to support up to six production lines. Of the total construction costs of the facility, $17.7 million represents lines one and two and related equipment already operational, $4.8 million represents construction in process in lines three and four and the hydrolysis system, and $2.0 million represents buildings, leasehold improvements, and back up spare parts.
The Company has in place the major processing equipment for four production lines and is in the process of contracting for the construction work necessary to bring lines three and four operational by adding piping, sensor and control elements. The Company estimates that construction expenditures of $1,810,000 will be required for the additional construction of the pipe and control aspects of lines three and four intended to achieve operational status of those lines, and to complete the hydrolysis process that will substantially reduce the cost of raw materials. The Company is seeking to raise additional capital to fund a portion of these costs, as it does not currently have sufficient funds on hand for this purpose.
Construction costs to bring line three operational are estimated at $830,000. These costs include certain items that are common to lines three and four and, therefore, construction costs to complete line four are estimated at $665,000. Subject to raising the additional capital required to fund these costs, the Company expects to complete construction of lines three and four during the fourth quarter 2005. Should the Company be unable to raise the necessary additional capital to pay these costs, it is likely to be unable to complete these construction activities within these time periods.
In addition, most major components required for hydrolysis are in place. Implementation of the hydrolysis process requires the in-place components plus the addition of material handling equipment, piping and control. The Company has authorized the final construction on the hydrolysis process with completion expected during the fourth quarter of 2005 at an estimated cost of about $315,000. Unlike the fermentation aspect of the process at the CAV, no production-scale testing of the hydrolysis process has been performed. Should the Company be unable to raise the necessary additional capital to pay these costs, it is likely to be unable to complete the implementation of the hydrolysis process at the CAV facility within this time period.
The fifth and sixth production lines will require construction and installation of foundations and all major process equipment, as well as piping and control. The Company estimates the cost of constructing these two additional lines (lines five and six) of production to be $4,000,000 and projects the addition of these two lines will increase production capacity by two thirds (167%) of the original estimated production capability of the first four lines, and 450% of the production capacity of lines one and two combined. The Company will need to raise additional capital to fund this expansion through additional private offerings of its securities.
Patent Applications
On May 16, 2005, the Company filed seven Patent Cooperation Treaty (“PCT”) applications, claiming priority to seven provisional patent applications the Company previously filed with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. A provisional application is a patent filing allowing the Company one year to complete the final application. The filing of the PCT applications extends the time allowed to the Company to complete filing formal U.S. applications, and gives the Company the ability to extend the time for filing applications with foreign governments that are Patent Cooperation Treaty participants.
Based on the PCT applications, the Company has been advised by its patent counsel that the final applications may seek issuance of 50 or more U.S. and foreign patents. Upon the granting of any patents, the associated costs will be amortized over the life of the patents.
The technology covered by the Company’s patent applications involves pre-treatment, core fermentation, and post treatment aspects. The Company believes each of these aspects has unique elements, and the PCT patent applications seek coverage in each of these general areas. Both equipment and process innovations are covered for many diverse waste streams. Treatment of all the waste streams utilizes the central inventive aspects of the process (“core technology”).
The waste streams explored are:
•	Ruminant cattle manure

•	Swine and other animal manure

•	Municipal cellulosistic solid waste

•	Other cellulosistic solid waste

•	Whey broth from cheese production

•	Fermentation broth remediation from alcohol and yeast production

•	Other undefined dilute waste streams
Ruminant cattle and swine manure treatment and remediation are dealt with more extensively in the presentation as specific instances of application of the core technology.
The Company believes that the discoveries presented in its patent applications constitute a novel means of fermentation. In general the core technology presented, taken as a whole, addresses the major problems of waste stream treatment—sub optimal, very dilute, poor, and variable concentration nutrient supply. The Company believes that its technology can address remediation of waste streams as dilute as certain river water, or as concentrated as manure, potentially with recovery of valuable product that may more than offset the cost of the processing.
Other innovations presented in the patent applications may be separated into (1) proper preparation of the waste stream and (2) the core technology—equipment design, fermentation organism selection, sensor and control selection, and process definition.
The Company’s technology includes elements relating to the proper preparation of waste streams for fermentation that are both necessary to optimize utilization of waste streams for use in the core technology and are otherwise generally useful, innovative tools. These elements relate to:
•	Recovery of organic material suitable for fermentation.

•	Limiting presence of substances that interfere with, or make less optimal, proper recovery.
The Company refers to these processes as its EcoGold™ technology (discussed below). The processes involve the recovery of nutrient value from dilute, variable waste streams by fermentation processing. The technology encompasses several variations that include cheese whey, ethanol fermentation waste, and recovery of nutrient specific to various manure waste animal species such as hogs, poultry, and cattle.
The Company can give no assurance that the provisional patent applications will result in the issuance of any specific patents, or that any patents that may be issued will withstand challenge, provide any specific protection or ultimately be of commercial value to the Company.
EcoGold™ — The Dilute Waste Stream Recovery Technology
The Company’s seven provisional patent applications, and the additional seven PCT applications discussed above, are related to a unique biomass processing technology that the Company refers to as EcoGold™. EcoGold™ is the name of the Company’s ecologically beneficial process and equipment as well as the name of the product produced through the process, which is a golden colored, high value nutrient. The EcoGold™ process is designed to reduce phosphorus and nitrogen pollution from waste streams, by creating a valuable product (protein) at farms and industrial sites.

The Company plans to complete installation of the first equipment developed using the EcoGold™ process at a large dairy testing site by the end of 2005, after commencing sales of the products of its CAV facility processing operations. The installation of this first equipment has been suspended during the two most recent calendar quarters to allow the Company to devote its full personnel and capital resources to bringing the CAV facility to operational status. This delay may have adverse consequences for the Company’s ability to market additional units of this product.
The Company expects to complete testing and any necessary modifications to this unit and to then offer the unit for rental with servicing and licensing included by the end of 2005. This test site equipment is shown on the Company’s balance sheet as of June 30, 2005 as “Equipment system” reflected at a cost of $2,137,783, although the cost of future smaller units may be considerably less if the Company is able to successfully produce these units through larger scale production. The rental/lease agreement anticipated for this first unit is expected to be based on anticipated future lower cost of production, but to return full value to the Company as a result of the inclusion of licensing fees in the revenue base. The Company has had initial discussions with several vendors, but has not yet entered into any agreements with respect to the sale or production of these units.
Other Products in Development
The Company presently is concentrating its efforts on its CAV and EcoGold™ operations as discussed above. The Company has other potential products and applications of its technology which are in various stages of research and development.
Discontinued Operations
Effective January 13, 2005, the Company terminated its contract with St. Lucie County for services in disposal of vegetative waste at the St. Lucie landfill. At the request of St. Lucie County, the Company continued to perform the services through April 5, 2005 in order to maintain service until a new contractor commenced work.
The Company’s activities in handling vegetative waste at municipal landfills were intended as a feasibility test and not as the Company’s planned business operations or a core business activity. The Company’s purpose in engaging in these activities historically was to demonstrate the availability and actual costs of this form of raw material. The Company was attempting to establish that the material could be obtained at a cost of approximately zero net of fees or at a slight profit. The Company referred to this concept of obtaining low cost waste material for use in production as “zero to negative cost” of raw materials. During the five year life (2000-2005) of the contracts, the Company established that a “zero to negative cost” (net of fees) in obtaining the material was possible.
The Company’s CAV biomass processing plant has been designed to utilize animal biomass, vegetative biomass, or a combination of both as raw material for the production of yeast. The vegetative biomass was intended to be used as raw material in production of the Company’s primary product, yeast animal feed protein supplement. While use of vegetative biomass material such as the landfill material remains an option, use of this material has been relegated to a back-up plan due to the intended total replacement of the vegetative material with animal-based material processed by the Company’s EcoGold™ technology. This animal based biomass is expected to be less expensive than the vegetative waste from the municipal landfill because transportation is a negligible cost due to proximity of the material and as a result of automated processing and underground pipe transporting systems. The cost of the material itself is negligible because the Company has a contract in place under which it receives a significant supply of barn waste at no cost.
In the future, the Company may consider utilizing some form of vegetative biomass as raw material if it becomes cost beneficial or if greater quantities of raw material are required. Currently the Company does not intend to continue any activities similar to those related to the St. Lucie County contract noted above.
The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. In prior years the Company’s financial statements have presented revenues and related operating expenses of the St. Lucie County contract and a similar contract with Indian River County, Florida, which contract expired in a prior year, as gross revenues from operations although these activities were never intended to be a primary business of the Company. The Company anticipates that fees it may receive from processing animal or vegetative waste will not be material.

ITEM 3. CONTROLS AND PROCEDURES
As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, the Company’s management carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company’s Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the Company’s disclosure controls and procedures were effective except as set forth below in the following paragraph, in timely alerting them to material information required to be included in the Company’s periodic SEC reports.
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
There were no changes in the Company’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.
On April 29, 2005, the Company completed the sale of 10,000 shares of Common Stock at a price of $5 per share to an existing stockholder, who the Company believes to be an accredited investor, for aggregate proceeds of $50,000 pursuant to a subscription commitment made by the investor in a private offering limited to existing shareholders which commenced on January 15, 2005 and closed on March 10, 2005. In a private offering limited to existing shareholders which commenced on June 15, 2005, as of June 30, 2005 the Company had received an aggregate of $879,660 in proceeds from the sale of 351,864 shares at a price of $2.50 per share to ten existing stockholders, each of whom the Company believes to be an accredited investor. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.
On various dates between April 8, 2005 and June 3, 2005, the Company sold an aggregate of 27,250 shares of Common Stock at a price of $10 per share to sixteen investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $272,500. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

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

Biomass Processing Technology, Inc.
Dated: August 22, 2005	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board, President
and Chief Executive Officer (principal executive officer and duly authorized officer)

Biomass Processing Technology, Inc.
Dated: August 22, 2005	By:	/s/ Robert F. Kendall
Robert F. Kendall, CPA, Chief Financial Officer
(principal financial officer)