Form 10QSB
period 2005-09-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2005-12-09
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-50520

Biomass Processing Technology, Inc.
(Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0638890
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

3222 Commerce Place, Suite A, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)

(561) 684-6611
(Issuer’s Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of December 9, 2005, there were 71,145,657 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☒ No ☐

Caution Regarding Forward-Looking Information

This quarterly report contains both historical and forward-looking statements that reflect the Company’s current views with respect to future events. All statements, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. These risks include, among others, the risks described under "Description of Business - Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Consequently, all of the forward-looking statements made in this Form 10-QSB are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company's business operations. Furthermore, forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of this report.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED  BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$411,143	$44,559
Accounts receivable	-	79,963
Prepaid expenses and other current assets	190,428	284,427
Total Current Assets	601,571	408,949

Property and equipment, net	24,056,762	24,974,665
Other assets
Equipment system	2,175,290	2,137,783
Patent application costs	336,050	246,489
Deposits and other assets	101,780	101,780

Total Other Assets	2,613,120	2,486,052

Total Assets	$27,271,453	$27,869,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$849,751	$1,709,511
Accrued expenses	781,127	1,033,880
Current portion of long term debt and capital leases	55,802	124,810

Total Current Liabilities	1,686,680	2,868,201

Long term debt
Long term debt and capital leases, less current portion	2,852	45,461
Note payable - officer	39,325	107,700
Total Long-term Liabilities	42,177	153,161

Commitments and Contingencies
Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 71,145,657
at September 30, 2005 and 69,931,413
at December 31, 2004	1,422,913	1,398,628
Additional paid in capital	46,265,149	40,959,999
Deficit accumulated during the development stage	(22,145,466)	(17,510,323)

Total Stockholders' Equity	25,542,596	24,848,304

Total Liabilities and Stockholders' Equity	$27,271,453	$27,869,666

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative
	During	For the Three		For the Nine
	Development	Months Ended September 30,		Months Ended September 30,
	Stage	2005	2004	2005		2004

Revenues (Note 5)	$-	$-	$-		$-	$-

Operating Expenses
Research and development	20,674,188	1,041,098	460,641		4,175,232	1,605,921
Loss on disposal of assets	736,690	-	118,549		541,384	96,357

Total Operating Expenses	21,410,878	1,041,098	579,190		4,716,616	1,702,278

Interest Expense	(400,701)	(3,526)	(10,857)		(27,520)	(27,202)
Loss from continuing operations
before income tax benefit	(21,811,579)	(1,044,624)	(590,047)		(4,744,136)	(1,729,480)

Income tax benefit	-	-	-		-	-
Loss from continuing operations	(21,811,579)	(1,044,624)	(590,047)		(4,744,136)	(1,729,480)
Discontinued Operations (Note 5):
Profit (loss) from discontinued
Landfill contract activities	(333,887)	-	(29,870)		108,993	(507,840)
NET LOSS	$(22,145,466)	$(1,044,624)	$(619,917)		$(4,635,143)	$(2,237,320)
`

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.01)	$(0.01)	$	(0.07)	$(0.02)
From Discontinued Operations		$0.00	$(0.00)		$0.00	$(0.01)
Net Loss		$(0.01)	$(0.01)		$(0.07)	$(0.03)

Weighted average number of common shares outstanding		71,038,093	69,836,020		70,543,368	69,644,527

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common		During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2004	69,931,413	$1,398,628	$40,959,999	$(17,510,323)	$24,848,304

Issuance of common shares	1,179,444	23,589	4,624,346	-	4,647,935

Issuance of common shares to					-
Related Party (Note 2):
Contribution of common stock	(127,600)	(2,552)	2,552		-
Acquisition of common stock	(127,600)	(2,552)	(40,948)		(43,500)
Issuance to related party	290,000	5,800	719,200		725,000
Net	34,800	696	680,804		681,500

Net loss for the nine month
period ended September 30, 2005	-	-	-	(4,635,143)	(4,635,143)

Balances as of September 30, 2005	71,145,657	$1,422,913	$46,265,149	$(22,145,466)	$25,542,596

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Nine Months Ended
	Development	September 30,
	Stage (see Note 1)	2005	2004
Operating Activities

Net Loss	$(22,145,466)	$(4,635,143)	$(2,237,320)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,367,029	1,764,641	158,971
Loss on disposal of assets	736,690	541,384	96,357
Stock-based compensation	163,700	-	-
Non-cash expense - stock transaction	290,000	290,000	-
Changes in certain assets and liabilities:
Accounts receivable	-	79,963	45,514
Prepaid expenses & other current assets	(335,436)	(51,009)	8,550
Deposits and other assets	(101,780)	-	(500)
Accounts payable and accrued expenses	1,638,550	(1,112,513)	1,119,245

Net Cash Used in Operations	(16,386,713)	(3,122,677)	(809,183)

Investing Activities
Proceeds from sale of assets	137,230	-	41,300
Patent application costs	(336,050)	(89,561)	(141,673)
Construction of equipment system	(2,175,290)	(37,507)	(490,462)
Purchases of property and equipment	(26,965,647)	(1,243,114)	(2,392,901)

Net Cash Used in Investing Activities	(29,339,757)	(1,370,182)	(2,983,736)

Financing Activities

Proceeds from long-term debt issuances	219,596	-	10,000

Repayment of debt and capital leases	(1,345,670)	(111,617)	(218,837)
Proceeds from (payments on)
Note payable - officer	39,325	(68,375)	112,700

Acquisition of stock	(43,500)	(43,500)	-
Proceeds from common stock issuance	47,267,862	5,082,935	3,588,750

Net Cash Provided by Financing Activities	46,137,613	4,859,443	3,492,613

Net increase (decrease) in cash and cash equivalents	411,143	366,584	(300,306)

Cash and cash equivalents
at beginning of the period	-	44,559	394,816

Cash and cash equivalents
at the end of the period	$411,143	$411,143	$94,510
(Continued)

See accompanying notes to the consolidated financial statements

	Cumulative
	During	For the Nine Months Ended
	Development	September 30,
	Stage (see Note 1)	2005	2004

Supplemental Disclosure of Cash Flow Information
CASH PAID DURING THE PERIOD FOR:

Interest (net of amounts capitalized)	$399,963	$31,100	$23,986
Income taxes	$-	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. During the nine months ended September 30, 2005 and 2004 the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $-0- and $155,975, respectively. Since inception, the Company acquired equipment and vehicles by entering into capital leases and debt agreements totaling $1,330,277.

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

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly-owned subsidiaries, Omni Environmental Corporation, (formerly known as Omni Technologie International, Ltd. and incorporated in Delaware on June 23, 1989), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated. CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the CAV1 facility and IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Development Stage and Going Concern Considerations: In December 2004, the Company commenced operating the CAV1 facility on a test basis by initiating test production operations. The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently expects initial shipment of product to occur during the fourth quarter of 2005. While the Company believes that its current resources may be sufficient to enable it to commence production activities with lines one and two of its CAV facility, the Company will need to raise additional capital to fund the construction costs required to bring lines three and four operational and to complete implementation of the hydrolysis process at the CAV facility. Further, the Company will need to raise additional capital to fund the cost of constructing lines five and six at the CAV facility. The Company has commenced efforts to raise additional capital through private placements of equity securities. There is no assurance that the Company will be able to raise additional funds that may be necessary to enable it to continue its planned business operations including expansion at the planned rate. Should any of management’s planned events not occur, the Company's financial condition and results of operations may be materially affected.

Interim Reporting: The accompanying unaudited financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. The consolidated balance sheets, statements of operations, and statements of cash flows include, in the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the results of these periods and the financial condition as of that date.  There are no additional material subsequent events

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (Continued)

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

NOTE 2 - RELATED PARTY TRANSACTIONS

During 2004, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and Chief Executive Officer, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Through December 31, 2004, Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, is payable on or before October 1, 2006 and may be prepaid without penalty. The balance as of December 31, 2004 was $107,700. Accrued interest, which is presented as a component of accrued expenses, totaled $738 and $4,318 as of September 30, 2005, and December 31, 2004, respectively. During the nine months ended September 30, 2005, the Company made payments of $68,375 in principal and $5,240 in interest and $1,660 in interest was accrued. As of September 30, 2005, the balance of principal was $39,325.

On September 27, 2005, Philip H. Good, a Director of the Company, acquired 290,000 shares of the Company’s common stock, pursuant to the following transactions. Larry W. Denney, President, Chief Executive Officer, and Chairman of the Board, contributed 127,600 of his personally owned common shares to the Company for no consideration; the Company purchased 127,600 of personally owned common shares from Jack B. Simpson, a cofounder of the Company, for $43,500; then the Company sold the 255,200 contributed shares, plus 34,800 of newly issued common shares for a total of 290,000 shares, to Mr. Good for cash consideration of $435,000. The transactions resulted in net cash proceeds to the Company of $391,500 for a net increase of 34,800 issued and outstanding common shares. Pursuant to accounting rules and principles applicable to these types of related party transactions, the Company recorded a $290,000 non-cash increase in its “additional paid in capital” account, and it recorded a non-cash expense for the same amount; the recording of this non-cash accounting entry has no effect on total stockholders’ equity. (Also see Note 7 - Subsequent Events.)

Jack B. Simpson, a principal stockholder, advanced the Company $3,000 as a short-term, non-interest bearing loan as of December 31, 2004, which was included in accrued expenses. Mr. Simpson was a director at the time the loan was advanced. This amount was repaid to Mr. Simpson during the three months ended March 31, 2005.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

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

NOTE 3 - NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of or during the periods ended September 30, 2005. In February 2004, the Company issued a convertible promissory note, which constituted a common stock equivalent. The note was converted into shares of the Company’s common stock on July 26, 2004. Therefore, the Company did not have common stock equivalents as of September 30, 2004, and there was no diluted EPS during the periods ended September 30, 2004 as the effect was anti-dilutive.

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

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2005	2004	2005	2004

Outstanding shares	71,145,657	69,904,913	71,145,657	69,904,913
Effect of Weighting	(107,564)	(68,893)	(602,289)	(260,386)

Weighted Average	71,038,093	69,836,020	70,543,368	69,644,527

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At September 30, 2005, and December 31, 2004, accrued liabilities consisted of the following:

	September 30, 2005	December 31, 2004
Accrued Property Taxes	$317,217	$206,639
Reserve for Casualty Loss	223,597	445,687
Deferred Officers Salaries	148,019	176,950
Accrued Vacation	36,620	35,885
Accrued Payroll and Payroll Taxes	26,824	56,543
Accrued Professional Fees	28,850	104,810
Other	-	7,366

Total Accrued Liabilities	$781,127	$1,033,880

NOTE 5 - DISCONTINUED OPERATIONS

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

Because of the reclassification of previously reported revenues to discontinued operations, the Company now reports $ -0- revenues. The revenue and the operating results of the discontinued activities described above for the three month periods ended September 30, 2005 and 2004, for the nine month periods ended September 30, 2005 and 2004, and for the cumulative period during development stage were as follows:

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 5 - DISCONTINUED OPERATIONS (Continued)

	Cumulative
	During	For the Three Months		For the Nine Months
	Development	Ended September 30,		Ended September 30,
	Stage	2005	2004	2005	2004

Revenues	$8,448,276	$-	$267,302	$468,772	$939,655

Cost of Services Provided	8,782,163	-	297,172	359,779	1,447,495

Net Income (Loss)	$(333,887)	$-	$(29,870)	$108,993	$(507,840)

The following items have been reclassified from presentation within operating expenses in prior period financial statements to discontinued operations as reflected above. Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie landfill site. “Cost of Services Provided” in the discontinued operations shown above for the nine months ended September 30, 2005 includes an adjustment of $109,718 for revisions reducing the accrual.

Assets related to discontinued operations consist of accounts receivable of $ -0- and $79,963 as of September 30, 2005 and December 31, 2004, respectively. Liabilities related to discontinued operations are $223,597 and $639,144 as of September 30, 2005
and December 31, 2004, respectively. These liabilities are included in accounts payable and accrued expenses.

NOTE 6 - CHANGES IN ESTIMATED SERVICE LIVES OF CERTAIN ASSETS AND RECLASSIFICATION OF CERTAIN CURRENT ASSETS

In December 2004, the Company began depreciating equipment at its CAV1 facility using a preliminary estimated service life of five years. During the second quarter of 2005, the Company analyzed all of the facility’s component assets and their estimated service lives and made the following changes within property and equipment: (1) the Company wrote off components valued at $541,384 which were determined to be obsolete portions of the facility; (2) the Company reclassified as construction in process components valued at $4,340,691 identified as parts of the facility not yet in service; (3) the Company identified a group of machinery components with service lives of seven years and another group of machinery and equipment with service lives of twenty years. As of the beginning of the second quarter of 2005, the Company began depreciating assets based on the revised assessment of assets placed in service and the revised estimate of the service lives of the components of the equipment as described above.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 6 - CHANGES IN ESTIMATED SERVICE LIVES OF CERTAIN ASSETS AND RECLASSIFICATION OF CERTAIN CURRENT ASSETS (Continued)

During the second quarter of 2005, the Company enhanced its system of spare parts inventory reporting and system of physical counts of spare parts inventory. As a result of the analysis, spare parts valued at an aggregate of $145,008 and previously included in current assets were reclassified as a component of property and equipment as of June 30, 2005.

During the second quarter of 2005, the Company reclassified “Equipment in process, held for sale” from current assets to “Other Assets - Equipment system” consistent with the Company’s current intention to offer the equipment for rental, with servicing and licensing included, by the end of 2005. The equipment, which is reflected at its cost of $2,175,290 and $2,137,783, as of September 30, 2005, and December 31, 2004, respectively, has also been reclassified in the presentation herein of the December 31, 2004 balance sheet.

NOTE 7 - SUBSEQUENT EVENTS

On November 14, 2005, the Company sold 965,000 shares of common stock for $965,000 to Philip H. Good, a director. Of the shares sold, 482,500 shares were contributed to the Company without consideration by Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, and 482,500 shares were contributed to the Company without consideration by Jack B. Simpson, a cofounder of the Company.

ITEM 2.  PLAN OF OPERATION

As of September 30, 2005, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing. The plan of operations for the next twelve months and beyond of the Company is to produce and sell basic feed protein and other products for the animal feed, food, chemical, and energy markets. These products are to be produced by the Company from the processing of biomass material using the Company’s proprietary technology and production facilities.

Liquidity and Capital Resources

As of September 30, 2005, the Company’s working capital deficit was $1,085,109. This represents a reduction in working capital deficit of $1,374,143 during the nine month period over the working capital deficit of $2,459,252 as of December 31, 2004 (See Note 6 to the financial statements regarding reclassification of certain assets from current assets to long-term). The $1,374,143 change in working capital consisted of a $192,622 increase in current assets and a $1,181,521 decrease in current liabilities. The change in working capital was primarily due to the Company’s receipt of $5,082,935 in proceeds from private placements of the Company’s common stock during the period.

The Company is substantially dependent upon the proceeds from sales of its common stock for working capital. The Company's principal uses of its working capital are to pay operating expenses and to fund expansion costs, including capital expenditures and the cost of additional personnel. Should the funds available to the Company be insufficient to fulfill all of these needs, the Company manages its available funds according to the following priorities (from highest to lowest): (1) payment of operating expenses, (2) creation or maintenance of a sufficient working capital reserve, and (3) expansion of personnel and equipment to implement the Company's business plan.

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

The Company is continuing efforts to raise additional capital through private placements of common stock. There is no assurance that the Company will be able to raise additional funds that may be necessary to enable it to continue its planned business operations including expansion at the planned rate. Should any of management’s planned events not occur, the Company's financial condition and results of operations may be materially affected.

As a consequence of the shortfalls in capital raising which the Company has experienced, the Company has incurred significant staffing limitations and personnel reductions. The capital limitations have restricted the Company’s ability to obtain and train experienced personnel required to reach established goals. After identifying, attracting, and hiring qualified personnel, a period of time is required to acquaint new employees with Company policies and goals and to train them in the Company's technology. During and subsequent to the third quarter 2005, the Company has begun to hire and train additional personnel with the funds raised from recent equity placements. As of November 14, 2005, the Company has added five engineers and has qualified and trained sufficient operators for the Company’s intended three-shift operation at the CAV facility.

The Company's ability to add and train qualified personnel is a key element of its ability to fully pursue its business plan in the time desired. Should the Company be unable to attract and retain sufficient qualified personnel, its ability to achieve its goals within predicted time frames will be adversely affected.

The CAV Facility

During the nine months ended September 30, 2005, the Company continued testing of its combined animal and vegetative (“CAV”) biomass conversion and fermentation operation, including testing of underground pipeline delivery to the CAV of nutrient extracted from dairy barn waste. The Company has completed this testing successfully.

As a result of testing in September and October 2005, it was decided to implement a productivity change in the dryers which is in progress and expected to be completed by the end of November 2005.

While no damage to facilities occurred, the Company experienced weeks of lost time during the testing phase due to the passage of hurricanes Katrina and Wilma.

As described in our previous quarterly report, in August 2005, the Company began the process of bringing production lines one and two of the CAV facility into operation with the goal of commencing production and accumulation of initial finished product inventory. At the time, the Company expected to begin generating revenues from the sale of products near the beginning of the fourth quarter of 2005. Although the Company experienced delays, primarily as a result of the hurricanes and improvements in the dryers, the Company currently expects initial shipment of product to occur during the fourth quarter of 2005. The Company expects to emerge from the development stage and commence financial reporting as an operating company when it recognizes significant revenues from product sales.

The CAV facility as currently constructed has four fermenter lines, each of which includes a 200,000-gallon fermentation reactor. Two lines are fully constructed to production capability and ready to commence production operations, including extensive production level testing. Subject to raising the additional capital necessary, the Company plans to complete the work necessary to expand its production capacity to utilize all four fermentation lines. The production capacity of the CAV facility utilizing all four fermentation lines is approximately 300% of the production capacity of the facility utilizing only lines one and two.

The CAV facility is permitted for up to six production lines. Although the Company plans to construct the fifth and sixth production lines as soon as feasible, the Company has not entered into any construction contracts and will require additional capital to fund the cost of constructing these additional lines. The Company expects its commercial processing operations at its CAV facility to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate, and other nutrients contained in barn waste from adjacent farming operations. The primary product to be produced by the CAV facility is yeast to be marketed to animal feed manufacturers for use as a protein and pro-biotic supplement to animal feed. The secondary product presently planned to be produced at the CAV facility is lignin, a natural polymer.

The Company’s investment in its CAV facility and supporting spare parts inventory is $25.4 million as of September 30, 2005. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, with piping and control for two production lines to operational status. This amount also includes the cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, reverse osmosis, process control, and ancillary buildings, all to support up to six production lines. Of the total construction costs of the facility, $17.7 million represents lines one and two and related equipment already operational, $5.5 million represents construction in process in lines three and four and the hydrolysis system, and $2.2 million represents buildings, leasehold improvements, and back up spare parts.

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

Construction costs remaining to bring line three operational are estimated at $57,500 in parts and $325,000 in vendor labor. Construction costs remaining to complete line four are estimated at $765,500. Subject to raising the additional capital required to fund these costs, the Company expects to complete construction of lines three and four during the fourth quarter of 2005. Should the Company be unable to raise the necessary additional capital to pay these costs, it is likely to be unable to complete these construction activities within these time periods.

In addition, most major components required for hydrolysis are in place. Implementation of the hydrolysis process requires the in-place components plus the addition of material handling equipment, piping and control. The Company has authorized final construction on the hydrolysis process with completion expected early in 2006 at an estimated cost of about $315,000. The hydrolysis process is expected to be implemented in three phases. Unlike the fermentation aspect of the process at the CAV, no production-scale testing of the hydrolysis process has been performed. Should the Company be unable to raise the necessary additional capital to pay these costs, it is likely to be unable to complete the implementation of the hydrolysis process at the CAV facility within this time period.

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

EcoGold™ - The Dilute Waste Stream Recovery Technology

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

The Company expects to complete testing and any necessary modifications to this unit and to then offer the unit for rental with servicing and licensing included by the end of 2005. This test site equipment is shown on the Company’s balance sheet as of September 30, 2005 as “Equipment system” reflected at a cost of $2,175,290, although the cost of future smaller units may be considerably less if the Company is able to successfully produce these units through larger scale production. The rental/lease agreement anticipated for this first unit is expected to be based on anticipated future lower cost of production, but to return full value to the Company as a result of the inclusion of licensing fees in the revenue base. The Company has had initial discussions with several vendors, but has not yet entered into any agreements with respect to the sale or production of these units.

Other Products in Development

The Company presently is concentrating its efforts on its CAV and EcoGold™ operations as discussed above. The Company has other potential products and applications of its technology which are in various stages of research and development.

Annual Meeting of Stockholders

On October 4, 2005 the Company held its Annual Meeting for Stockholders at the Company’s corporate offices in West Palm Beach, Florida. Shareholders representing over 71% of outstanding shares of common stock attended. Current directors Larry W. Denney, Sandra McDonald, P.E. MacAllister, and Philip H. Good were elected unanimously by those attending to continue serving until the next Annual Meeting of Stockholders in 2006. Following the meeting, stockholders in attendance took a tour of the CAV facility in Okeechobee, Florida to see it in operation.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were effective except as set forth below in the following paragraph, in timely alerting them to material information required to be included in the Company's periodic SEC reports.

The Company's independent auditors, in conjunction with their audit of the Company’s financial statements for the year ended December 31, 2004, advised the Company and the Audit Committee that in the auditors' view, the Company's disclosure controls and procedures were subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. Management plans to expand personnel to provide for adequate segregation of duties when it is cost beneficial to the Company and, in the interim, has implemented mitigating controls wherever possible in consideration of the limited segregation of duties.

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote. Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the Company's reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates from July 5, 2005 through September 5, 2005, in a private offering limited to existing stockholders which commenced on June 15, 2005, the Company had received an aggregate of $889,625 in proceeds from the sale of an aggregate of 355,850 shares of common stock at a price of $2.50 per share to 47 existing stockholders only, each of whom the Company believes to be an accredited investor. The shares were offered and sold without general solicitation or advertising and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

On various dates between August 22, 2005, and September 12, 2005, the Company sold an aggregate of 6,500 shares of common stock at a price of $10 per share to three investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $65,000. The shares were offered and sold without general solicitation or advertising without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

On September 27, 2005, the Company sold 290,000 shares of common stock to Philip H. Good, a Director of the Company, at a price of $1.50 per share, for aggregate proceeds of $435,000. Larry W. Denney, Chairman, President, and Chief Executive Officer of the Company, contributed 127,600 of his personally owned shares to the Company for no consideration and the Company purchased 127,600 of personally owned common shares from Jack B. Simpson, a former Director, for $43,500. The net effect of these transactions was that the Company received net proceeds of $391,500 for the net issuance of 34,800 additional shares of common stock. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 6. EXHIBITS

List of Exhibits:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.2

*Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: December 9, 2005	Biomass Processing Technology, Inc. By: /s/ Larry W. Denney Larry W. Denney, Chairman of the Board, President and Chief Executive Officer (principal executive officer)

Dated: December 9, 2005	Biomass Processing Technology, Inc. By: /s/ Robert F. Kendall Robert F. Kendall, CPA, Chief Financial Officer (principal financial officer)