Form 10QSB
period 2005-12-09
BIOMASS PROCESSING TECHNOLOGY INC
filed 2005-12-09
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

Form 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 9, 2005

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