Form 10KSB/A
period 2004-12-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2006-04-13
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Amendment No. 1 to
Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-50520

Biomass Processing Technology, Inc.
(Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0638890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3222 Commerce Place, Suite A, West Palm Beach, Florida	33407
(Address of Principal Executive Offices)	(Zip Code)

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

Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2004 were $1,152,641.

As of March 31, 2005, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold as of March 31, 2005, was $208,254,680.

As of March 31, 2005, there were 70,359,393 shares of Common Stock issued and outstanding.

The following documents are incorporated by reference: None.

Transitional Small Business Disclosure Format: Yes ☒No ☐

TABLE OF CONTENTS

Caution Regarding Forward-Looking Information

All statements contained in this Form 10-KSB, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by the Company in light of the Company's experience and the Company's assessment of historical trends, current conditions and expected future developments as well as other factors the Company believes are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks include, among others, the risks described below under "Description of Business - Risk Factors".

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

PART I

Item 1. Description of Business.

Biomass Processing Technology, Inc. (the "Company") was incorporated in Delaware on January 30, 1996. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.02 par value ("Common Stock"), of which, as of December 31, 2004, 69,931,413 shares were issued and outstanding. Although the Company’s planned principal operations commenced in December 2004, with the Company’s initial operation of the CAV facility, the Company was a development stage company from inception through December 31, 2004, as it had not conducted significant operations or generated significant operating revenues since its inception. The Company spent $2,651,722 on research and development activities during 2003 and $3,110,916 on such activities during 2004. The Company has incurred a net operating loss each year since its inception. The Company's management team devotes most of their activities to establishing the Company's business, the development of a detailed business plan and marketing strategy and raising the funds required to develop and operate the business successfully. The Company conducts its business activities directly and through its wholly owned subsidiaries Omni Environmental Corp., BPT CAV1 Corporation and BPT Intellectual Property Corporation. References to "the Company" below generally refer to the Company and its wholly-owned subsidiaries, collectively. As of December 31, 2004, the Company had 18 employees, 17 of whom were full-time employees.

The following description of the business of the Company is intended to provide an understanding of the proposed products of the Company and the direction of the Company's business strategy. As the Company is in the developmental stage, any focus described below may change and different initiatives may be pursued, although none are presently contemplated.

Summary of Operations

The principal business of the Company is the development and commercialization of its proprietary technology, through the application of which biomass material may be converted into its constituent components using a hydrolysis and fermentation-based process (“the process”), and basic feedstocks and other products may be produced for the animal feed, food, chemical and energy markets. The "biomass material" susceptible of being converted through the Company's process consists of all living or recently living animal and vegetative life forms and the materials exuded by those life forms. This biomass material does not include fossil deposits of animal or vegetative life forms, such as coal and oil. The types of biomass material to be processed by the Company include animal waste, cane stalks, corn stalks, trees, limbs, grass, the bagasse byproduct of sugar cane processing and other vegetative life forms.

The Company intends to sell the nutrient products of the biomass material it processes as animal feed and feed supplements, and to use those products as raw material to produce higher value products. The Company also seeks to develop additional commercial applications of its technology and may consider licensing its technology to third parties. The Company currently expects to derive revenues from its technology and related assets through the processing of biomass material acquired from third parties at the Company's combined animal and vegetative processing (CAV) facilities, the sale of certain byproducts of that processing and the use of certain of those byproducts as raw material to produce and sell higher value products. The Company may also derive revenues from licensing its technology to third parties for additional commercial applications it may develop.

Processing of Biomass Material

Overview

The nature of the Company's processing operations in any given context will depend upon the following factors:

The nature of the Company's processing operations in any given context will depend upon the following factors:

●	the type of biomass source material being used;

●	the type of production facility being used;

●	the hydrolysis and fermentation process;

●	the types of byproducts of the process; and

●	the type of end product the Company intends to market (which will in some cases be identical to a byproduct of the process).

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

Because the principal source materials for the Company's process constitute refuse, these materials are generally available to the Company at little or no cost from landfills or directly from the suppliers whose operations generate these biomass materials. The Company expects that in many cases the supplier will pay the Company for the removal of the refuse. Thus the Company's principal cost in obtaining biomass source material is expected to be the cost of collection, transportation and storage of that material.

Types of Production Facilities

A description of the Company's production facilities is provided below under "Item 2 - Description of Property."

Description of the Process and Types of Byproducts of the Process

The Company's process for animal-based biomass material converts such material into three products: high quality live yeast suitable for use in animal feed products; water that is sufficiently clean for irrigation purposes; and solids that may be used as fertilizer. The Company's process for animal-based biomass material extracts phosphorus and nitrogen from animal biomass, thus providing the Company with a free supply of these materials. The Company intends to use these materials to convert other intermediate byproducts of the Company's process into marketable products.

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

The Company's process, as applied to vegetative biomass material, produces the following three byproducts:

●	five carbon sugars, such as xylose;

●	six carbon sugars, such as glucose; and

●	lignin, a natural polymer.

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

Types of End Products to be Marketed by the Company

The end products of the Company's process which the Company expects to market and sell can be grouped into three different categories based on product grade:

●	food grade, including pharmaceutical grade;

●	feed grade suitable for animal feed; and

●	chemical or industrial grade.

Food grade products can result from the processing of agricultural crop biomass, such as straw or bagasse, and feed or chemical grade products result from the processing of yard waste or animal waste.

Upon completion of the development and commercialization of its technology and production facilities, the Company would expect to market the following products:

●	feed yeast, to be marketed to animal and dairy farming operations and manufacturers of pet food;

●	feed grade five carbon products, to be marketed to animal and dairy farming operations and manufacturers of pet food;

●	food grade five carbon products, to be marketed to manufacturers of human food, health, and hygiene products;

●	lignin polymer, to be marketed to manufacturers of pelletized feed products and manufacturers of concrete and plastic polymers; and

●	other products as commercialized by the research and development efforts of the Company.

The summary below provides a more detailed description of each of these products and the means by which these products will be marketed.

Feed Yeast. Yeast is currently produced as a byproduct of the brewing industry and the fuel grade ethanol industry. Manufacturers typically use corn and molasses products to manufacture yeast. The current purchasers of yeast are producers of livestock and animal products, including beef cattle, poultry products, swine products and dairy products. Yeast is also used as a supplement in pet food. The expense of production, shipping and distribution yields net production costs that generally limit the use of yeast to use as a supplement, although yeast is generally considered to contain high value protein and nutrients such as vitamins. Use of yeast as a general protein source competes with the less expensive combinations of soybean meal as a balance to the included protein in energy foods such as corn. Dairy, beef, poultry and swine producers use the lowest cost raw material, determined on the basis of pounds of product produced per pound of protein fed. The Company intends to produce high quality yeast which it will seek to sell at prices that are competitive with those of soy protein. The Company's success in this regard will depend in part upon the availability of low cost raw material internally generated by its process. The Company intends to market its output of feed yeast to feed manufacturers for use as an ingredient in mixed feed rations. The Company has also identified large livestock operators that want to purchase the feed yeast directly and incorporate it into their feeding rations. Finally, pet food manufacturers are currently incorporating high value yeast into their cat and dog food mixes as a source of nutritional protein replacing animal byproducts. The Company may also market its feed yeast to these businesses.

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

Food Grade Five-Carbon Products. Food grade five-carbon products such as xylitol and arabitol are presently marketed as a non-carieogenic (does not promote tooth decay) sweetener in products such as chewing gum. Scandinavian countries are the principal producers of this product. Food grade xylitol is a 5-carbon polyol or "sugar alcohol". Other such polyols include sorbitol, manitol and maltitol. Although there is a significant body of literature indicating that xylitol is the preferred sugar alcohol, producers currently use sorbitol to a far greater extent than xylitol. Based on current market price quotations obtained by the Company, management believes that xylitol costs approximately five times as much as sorbitol on a unit-equivalent basis, which limits its use. The Company believes that xylitol is sweeter and more effectively non-carieogenic than sorbitol. According to numerous independent sources, xylitol is as sweet as sugar, while sorbitol is only 60% as sweet. The Company will seek to produce and sell food grade xylitol at price and quality levels that are competitive with sorbitol. The Company expects to market its food grade five-carbon products directly to food manufacturers for incorporation into their products. Also, health and hygiene product manufacturers may purchase xylitol directly from the Company for use in products where sweetness, sugar level or tooth decay are marketing considerations.

Lignin Polymers. The commercial uses of lignin include:

●	fuel;

●	pellet products for use as a binder in animal feed;

●	dust control in roads;

●	binder and lubricants in oil well drilling "muds";

●	soil amendments to improve marginal soil;

●	pesticide dispersants;

●	plastic additives;

●	gypsum wallboards;

●	dyes; and

●	concrete formulations.

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

CAV1 Processing Facility

The Company has a processing facility located in Okeechobee, Florida, which the Company refers to as "Combined Animal/Vegetative Waste One" or "CAV1." Construction of CAV1 in its basic design is complete. The Company is continuing construction to expand production capabilities. The Company plans to add a hydrolysis processing capability that will enable CAV1 to produce a wider range of products with greater efficiency. The facility has four fermenter lines, each of which includes a tower holding 200,000 gallons of product. The Company began operating the plant on a test basis in December, 2004 with two lines and is gradually increasing production during 2005 until the Company is using all four lines. The facility is permitted for up to six lines and the Company plans to construct the fifth and sixth lines during 2005. The Company began initial operation at year end by testing the facility’s product for consistency and making adjustments to processing techniques and equipment based on the results of initial operations. The Company expects to commence sales in 2005. The Company expects its commercial processing operations at CAV1 to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate, and other nutrients contained in barn waste from adjacent farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

Regulatory Matters

The CAV1 facility (as described below under "Item 2 - Description of Property") is permitted by the Florida Department of Environmental Protection (“FDEP”) as a wastewater treatment facility. The CAV1 facility has the capacity to process the waste from several Okeechobee, Florida area dairy farming operations. The Company has installed operating solid/liquid separation equipment at one of these dairy farms and, using fully-automated equipment, currently pumps the separated liquid portion of the animal-based biomass material to the CAV1 facility for processing. The Company plans to install such equipment at other dairy farms as production expands. The Company expects to receive a fee from these operations based on the quantity of phosphorus and nitrogen removed from their waste streams.

Animal feeding operations of dairy farms result in the presence of phosphorus and nitrogen in the related wastewater. These chemicals present a source of potential environmental liability for the farming operations. In April 2003, the U.S. Environmental Protection Agency (the “EPA”) issued regulations requiring commercial farmers to manage their nutrients and wastewater in order to reduce or eliminate the discharge of those chemicals into the nation’s waterways. Based upon its discussions with various farming operations, the Company expects that it will be cost prohibitive for most farms to effect this reduction by increasing the total acreage used for land spreading of animal waste or by reducing the number of livestock per acre, and that the Company's waste processing methods will present an attractive alternative to the dairy farms for achieving compliance with the regulatory requirements. As the Company develops and constructs facilities similar to CAV1, the Company expects that it will eventually be able to generate similar economic benefits from those facilities.

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

A significant portion of the Company's intended operations at its CAV1 facility will be subject to state and federal environmental laws and regulations of regulatory agencies such as the FDEP, the Florida Water Management Districts and the EPA, and will in some cases be subject to the jurisdiction of county agencies such as the Okeechobee County Health Department. The Company believes that it has complied with all applicable laws and regulations regarding its activities. The Company does not foresee or expect significant changes in the regulatory requirements for its business, and does not anticipate additional capital expenditures dedicated to meeting existing or foreseen environmental regulations. The Company believes that its ongoing costs of compliance with regulatory requirements related to the CAV1 facility will be minimal, as the facility has been designed and constructed to comply with all known requirements.

The Company’s projected food grade products business will be subject to the rules and regulations of the U.S. Food and Drug Administration (the “FDA”). The Company’s process, facilities and products will be required to meet existing and future regulations regarding the production of food and pharmaceutical products. If the required federal approvals are not received, or if the regulations change and compliance requires the Company to incur additional expense, the Company's ability to market any food grade products it may become able to produce may be adversely affected. The Company is unable to predict at this time the cost of compliance with FDA requirements.

Proprietary Technology

The Company has expended substantial funds on research and development and has developed proprietary technology for the processing of biomass. The value of the Company's proprietary technology is substantially dependent upon the Company's ability to obtain patent protection for those elements of its technology that may be patentable, and to maintain the confidentiality of its trade secrets. The Company has required all of its employees who are exposed to or working with the Company's technology to sign written agreements prohibiting the disclosure or use of the Company's confidential information and trade secrets. The Company takes other steps to protect its technology, including the compartmentalization of most employee functions, so that few employees understand the full scope of the Company's technology, and the maintenance of security at the Company's production facilities.

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

The Company’s seven provisional patent applications are related to a unique biomass processing technology that the Company refers to as EcoGold™. EcoGold™ is the name of the Company’s ecologically beneficial process and equipment as well as the name of the product produced through the process, which is a golden colored, high value nutrient. The EcoGold™ process is designed to reduce phosphorus and nitrogen pollution from waste streams, by creating a valuable product (protein) at farms and industrial sites.

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

The Company refers to these processes as its EcoGold™ technology. The processes involve the recovery of nutrient value from dilute, variable waste streams by fermentation processing. The technology encompasses several variations that include cheese whey, ethanol fermentation waste, and recovery of nutrient specific to various manure waste animal species such as hogs, poultry, and cattle.

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

The Company's CAV1 facility is located on land leased from Larson Dairy. The initial operations of the CAV1 facility consist of processing animal waste materials generated by Larson Dairy. The Company is continuing construction of modifications that will expand the capacity of the CAV1 facility and is continuing the construction of a hydrolysis processing capability at the CAV1 facility. The Company has completed the installation of piping over Larson Dairy's land which currently transfers the Dairy's animal waste materials directly to the CAV1 facility for processing. The Company intends to negotiate construction of additional pipe lines to more barns at Larson Dairy and barns at other nearby dairies. The Company expects to expand production at the CAV1 facility and commence sales during mid-2005.

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

In their report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2004 and 2003, the Company’s independent auditors included an explanatory paragraph describing conditions which raise substantial doubt about the Company’s ability to continue as a going concern. Until the Company begins to generate cash revenues from its planned principal business operations, its expenses will substantially exceed its revenues and a substantial portion of the Company’s limited cash resources will be required to be used to pay operating expenses. The Company believes that its current capital resources will be insufficient to fund the Company's intended operations beyond the second quarter of 2005, and that unless the Company commences generating significant cash flow from operations, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. The Company currently intends to seek to raise substantial additional capital through one or more private offerings of debt securities, common stock or convertible securities, or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations.

Risk Factors

Among the significant risks and uncertainties which could cause actual results to differ from those anticipated in the Company's forward-looking statements or could otherwise adversely affect the Company's business or financial condition are those described below.

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

The Company’s operations are subject to significant regulation that may affect the competitive landscape in ways that could increase the competition the Company faces, including competition from larger companies, which may have greater access to capital and other resources. Management is unable to predict the effect that any such laws, regulations or policies may have on the Company's operations.

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

CAV1 Production Facility, Okeechobee, Florida

Combined Animal/Vegetative Waste One ("CAV1") is a Company facility sited on a six acre parcel leased by the Company from Larson Dairy, Inc. in Okeechobee, Florida and designed and implemented as a four-line production facility. The fermentation capacity of CAV1 is 4,000,000 liters, implemented in four 1,000,000 liter "lines". The economic design of CAV1 is substantially dependent upon internal generation of carbohydrate feed stock from the Company's hydrolysis process. Construction of the basic design of CAV1 is complete. The Company is continuing construction to expand production capacity and is adding hydrolysis processing capability that will enable CAV1 to produce a wider range of products with greater efficiency. The Company expects that upon completion of these construction activities and the successful completion of further testing, it will be able to commence commercial processing operations at CAV1. The Company expects its commercial processing operations at CAV1 to initially consist of the processing of barn waste from adjacent dairy farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

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

Jack B. Simpson, 67, has been a Director of the Company since its inception in 1996. Mr. Simpson also served as the Company's Senior Vice President, Corporate Finance and Treasurer from inception until November 2003, and served as the Chief Financial Officer of the Company from 1996 to September 2002 and from November 2002 to July 2003, and as the Secretary of the Company from 1996 to June 2003. Mr. Simpson is currently a private investor.

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

Donald E. Orr, Jr., Ph. D., 60, has been a Director of the Company since June 2003. Dr. Orr has been the President and a Director of United Feeds, Inc. a livestock feed manufacturing firm, since 1997. Dr. Orr's experience at United Feeds has involved the development of animal feed products and of national and international markets for United Feeds' products. Dr. Orr has served on the Advisory Committee of the Company since 2000.

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

Committees of the Board of Directors

The Board of Directors has established an Audit Committee, a Compensation Committee and a Technical Review Committee of the Board.

The Audit Committee consists of Mr. Henderson, who is the chairman, Dr. Orr and Dr. Poe. Each member of the Audit Committee is "independent" within the meaning of that term in Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee's responsibilities are principally concerned with the accuracy and effectiveness of the audits of the Company's financial statements by its independent auditors. The Audit Committee is responsible for selecting, retaining, overseeing and evaluating the Company's independent auditors, meeting with the auditors to review the scope and results of the audit, approving any non-audit services which may be provided to the Company by the independent auditors, and considering various accounting and auditing matters related to the Company's system of internal controls, financial management practices and other matters. The Audit Committee was created by the Board of Directors in October 2003. The Committee met four times during 2004 and conducted a two day conference meeting including a tour of the CAV facility in January 2005.

The Compensation Committee consists of Dr. Poe, who is the chairman, Mr. Denney, and Mr. Henderson. The Compensation Committee's responsibilities are to make recommendations to the Board of Directors regarding the compensation of the Company's officers and directors and to review and make recommendations with respect to existing and proposed compensation plans and programs. The Committee was created by the Board of Directors in October 2003. During 2004, the Compensation Committee addressed compensation issues during general Board of Directors meetings instead of holding separate Compensation Committee meetings.

The Technical Review Committee consists of Dr. Orr, who is the chairman, Mr. Denney, and Dr. Poe. The Technical Review Committee was constituted with members having a sufficient technical background, gained through education and experience, to perform an informed evaluation of the Company's technology. The purpose of the Committee is to advise the Board of Directors and Company management as to the strategic direction of the Company with respect to matters involving the Company's technology. The Committee was created by the Board of Directors in October 2003. During 2004, the Committee addressed technical review issues during general Board of Directors meetings instead of holding separate Technical Review Committee meetings.

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

Name	Capacity	Aggregate Remuneration
Larry W. Denney	Chairman of the Board, President, and Chief Executive Officer	$29,167*
Robert F. Kendall, CPA	Chief Financial Officer	47,190*
Richard M. Schroeder	Vice President, Field Operations	105,000*

*During the year officers elected to defer a portion of their salaries to be paid at a later date. Annual salary rates were: Mr. Denney, $100,000, Mr. Kendall, $80,000, and Mr. Schroeder, $120,000. Mr. Kendall’s employment commenced in April 2004. Mr. Schroeder resigned from the Company in February 2005.

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

Title of Class	Name and Address of Owner(1)	Amount Owned	% of Class (2)

Common Stock	Larry W. Denney	33,532,893.5	48%
	Jack B. Simpson	15,896,031.5	23%
	All directors and executive officers as a group (6 persons)	49,533,925.0	70%

(1)	The business address of each owner listed is 3222 Commerce Place, Suite A, West Palm Beach, Florida 33407.

(2)	Information as to the percent of class is based on 70,359,393 issued and outstanding shares of Common Stock as of March 31, 2005.

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

PART II

Item 1. Market Price of and Dividends on the Registrant's Common Equity and Other Shareholder Matters.

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

Effective September 4, 2003, the firm of Crowe Chizek and Company LLC ("Crowe, Chizek"), which served as independent accountants for the Company since the inception of the Company and audited the Company's fiscal year 2001 financial statements, resigned as independent accountants for the year ended December 31, 2002. Crowe Chizek's report on the Company's consolidated financial statements for fiscal year 2001 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principle. Crowe Chizek did not report on the Company's consolidated financial statements for fiscal year 2002.

In connection with Crowe Chizek's work done on the audit of the Company's financial statements for the 2002 fiscal year, the Company and Crowe Chizek disagreed (the "2002 Audit Disagreement") regarding whether Financial Accounting Standards Board Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS 144"), requires the Company's CAV1 facility to be evaluated for impairment for purposes of the Company's 2002 financial statements.  SFAS 144 requires the Company to review long-lived assets for recoverability whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable. If the Company's recoverability analysis, based on future undiscounted cash flows, indicates that a possible impairment exists, the Company is required to then estimate the fair value of the asset determined either by third party appraisal or estimated discounted future cash flows.  Crowe Chizek's position with respect to CAV1 was that the Company's history of operating losses since inception, delays in the commencement of production from CAV1, the fact that revenue has not yet been generated from CAV1 and the need for additional capital to complete the development of the facility and to cause CAV1 to become fully operational indicate that the value of CAV1 as stated in the Company's balance sheet may be impaired.  The Company’s position with respect to SFAS 144 and the CAV1 facility at the time of the 2002 Audit Disagreement was that the facts regarding CAV1 and the operation of the Company, when analyzed in light of the requirements of SFAS 144, did not require the CAV1 asset to be tested for recoverability for the period ended December 2002, and that if recoverability were to be tested using future undiscounted cash flows, there would be no impairment.  Crowe Chizek informed the Company that it believed the CAV1 asset was impaired, even though the Company’s analysis following the provisions of SFAS 144 indicated that there was no impairment. The Company is unable to determine the effect on its financial statements for the fiscal year ended December 31, 2002 of analyzing CAV1 for impairment using the guidance in SFAS 144, as Crowe Chizek provided the Company with no basis under SFAS 144 to support its conclusion as to possible impairment.

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

Item 5. Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock. The rules promulgated by the Commission under Section 16(a) require those persons to furnish the Company with copies of all reports filed with the Commission pursuant to Section 16(a).

Based on the Company's inquiries and copies of reports of beneficial ownership on Form 5 as of December 31, 2004 provided to the Company, Mr. Denney, Mr. Simpson, Mr. Henderson, Dr. Orr and Dr. Poe filed reports of beneficial ownership on Form 5 on a timely basis as required by the Commission. Based on the Company's inquiries and copies of reports of beneficial ownership changes on Form 4, Mr. Denney and Mr. Simpson each filed a late Form 4. On July 27, 2004 each transferred shares of Common Stock back to the Company, which transactions were not reported until August 13, 2004.

Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2004, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2004, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

The Company's independent auditors, in conjunction with their audit of the Company’s financial statements for the year ended December 31, 2004, advised the Company and the Audit Committee that in the auditors' view, the Company's disclosure controls and procedures were subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. The accounting department consists of the chief financial officer, who is a CPA, one accountant, and the controller, who is married to the chief executive officer of the Company. Additionally, the chief executive officer of the Company is active in review of all aspects of financial reporting. As a mitigating control, the chief executive officer, chief financial officer, controller, and the accountant do extensive review of all of the accounting records and financial reporting. The Company is a research and development company in the development stage. Since inception in 1996 the Company has been entirely funded by investment and has had no revenues to date in its intended business. Management believes that remediation of the cited lack of segregation of duties can be accomplished through the hiring of additional accounting personnel or by adding or modifying certain existing internal control procedures. As for hiring additional personnel, it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles. In the future, the Company may hire additional accounting personnel as soon as it has sufficient financial resources and additional workload to justify such hiring.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

Item 1. Index to Exhibits.

(a) The following exhibits are filed herewith:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Dairy Animal Waste Processing Operating Agreement, dated June 23, 1999, between Larsen Dairy, Inc. and the Company (incorporated herein by reference to Exhibit 6.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	10.1

Contract, dated January 13, 2004, between St. Lucie County, Florida and the Company (incorporated herein by reference to Exhibit 6.2 of the registrant's Amendment No. 1 to Form 10-SB, filed with the Commission on April 16, 2004)	10.2

Letter from Crowe Chizek & Company LLC, dated December 13, 2003 (incorporated herein by reference to Exhibit 16.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	16.1

List of Subsidiaries*	21.1

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.1

*Filed herewith

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.2

*Filed herewith

Item 2. Description of Exhibits.

The response to this Item is contained in Part III, Item 1, Index to Exhibits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 13, 2006	Biomass Processing Technology, Inc. By: /s/ Larry W. Denney Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 13, 2006	By: /s/ Larry W. Denney Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Dated: April 13, 2006	By: /s/ Robert F. Kendall Robert F. Kendall, CPA, Chief Financial Officer (principal financial and accounting officer)
Dated: April 13, 2006	By: /s/ Sandra McDonald Sandra McDonald, Director
Dated: April 13, 2006	By: /s/ Pershing E. MacAllister Pershing E. MacAllister Director
Dated: April 13, 2006	By: /s/ Philip H. Good Philip H. Good, Director

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Biomass Processing Technology, Inc.

We have audited the accompanying consolidated balance sheets of Biomass Processing Technology, Inc. and its subsidiaries (the "Company"), a development stage enterprise, as of December 31, 2004 and 2003, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomass Processing Technology, Inc. and its subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

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
Certified Public Accountants
Pompano Beach, Florida

March 18, 2005

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2004 AND 2003

	2004	2003
ASSETS

Current assets
Cash and cash equivalents	$44,559	$394,816
Accounts receivable	79,963	101,503
Prepaid expenses and other current assets	284,427	273,224
Equipment in process, held for sale	2,137,783	1,647,321

Total Current Assets	2,546,732	2,416,864

Property and equipment, net	24,974,665	22,803,456

Other assets
Patent application costs	246,489	98,160
Deposits and other assets	101,780	101,275

Total Other Assets	348,269	199,435

Total Assets	$27,869,666	$25,419,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,709,511	$622,571
Accrued expenses	1,033,880	138,467
Current portion of long term debt and capital leases	124,810	297,488

Total Current Liabilities	2,868,201	1,058,526

Long term debt and capital leases, less current portion	45,461	101,185
Notes payable - officers	107,700	—
Total Long-term Liabilities	153,161	101,185

Commitments and Contingencies

Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 69,931,413 in 2004 and 69,431,788 in 2003	1,398,628	1,388,636
Additional paid in capital	40,959,999	37,106,241
Deficit accumulated during the development stage	(17,510,323)	(14,234,833)

Total Stockholders' Equity	24,848,304	24,260,044

Total Liabilities and Stockholders' Equity	$27,869,666	$25,419,755

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Years Ended December 31,
	Stage (Unaudited)	2004	2003

Revenues	$7,979,504	$1,152,641	$2,171,718

Cost of services provided	7,937,384	1,189,600	2,090,748

Gross profit (loss)	42,120	(36,959)	80,970

Operating expenses
Research and development	16,983,956	3,110,916	2,651,722
(Gain) loss on disposal of assets	195,306	96,357	(3,401)

Total operating expenses	17,179,262	3,207,273	2,648,321

Interest expense	(373,181)	(31,258)	(21,735)

Loss before income tax benefit	(17,510,323)	(3,275,490)	(2,589,086)

Income tax benefit	—	—	—

Net loss	$(17,510,323)	$(3,275,490)	$(2,589,086)

Basic loss per share		$(0.05)	$(0.04)

Weighted average number of common shares outstanding		69,712,575	68,881,560

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2002
(Unaudited)

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

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 1, 2003 THROUGH DECEMBER 31, 2004

					Deficit
					Accumulated
	Number of	Common			During the
	Common	Stock,	Subscription	Paid in	Development
	Shares	at Par Value	Receivable	Capital	Stage	Total

Balances as of January 1, 2003	68,554,783	$1,371,096	$—	$31,586,081	$(11,645,747)	$21,311,430

Contribution of common shares	(265,530)	(5,311)	—	5,311	—	—

Issuance of common shares	1,142,535	22,851	—	5,514,849	—	5,537,700

2003 net loss	—	—	—	—	(2,589,086)	(2,589,086)

Balances as of December 31, 2003	69,431,788	1,388,636	—	37,106,241	(14,234,833)	24,260,044

Contribution of common shares	(239,325)	(4,787)	—	4,787	—	—

Issuance of common shares	736,450	14,729	—	3,839,021	—	3,853,750

Conversion of Promissory Note	2,500	50		9,950		10,000

2004 net loss	—	—	—	—	(3,275,490)	(3,275,490)

Balances as of December 31, 2004	69,931,413	$1,398,628	$—	$40,959,999	$(17,510,323)	$24,848,304

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative
	During
	Development
	Stage	Years Ended December 31,
	(Unaudited)	2004	2003
Operating Activities
Net loss	$(17,510,323)	$(3,275,490)	$(2,589,086)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	1,602,388	576,628	238,347
Loss (gain) on disposal of assets	195,306	96,357	(3,401)
Stock based compensation	163,700	—	—
Changes in assets and liabilities:
Equipment in process held for sale	(2,137,783)	(490,462)	(1,190,443)
Accounts receivable	(79,963)	21,540	95,212
Prepaid expenses and other current assets	(284,427)	(11,203)	(106,952)
Deposits and other assets	(101,780)	(505)	18,801
Accounts payable and accrued expenses	2,751,063	1,990,025	(84,969)
Net Cash Used in Operations	(15,401,819)	(1,093,110)	(3,622,491)
Investing Activities
Proceeds from sale of assets	137,230	41,300	95,930
Patent application costs	(246,489)	(148,329)	(84,969)
Purchases of property and equipment	(25,722,533)	(2,872,740)	(1,439,014)
Net Cash Used in Investing Activities	(25,831,792)	(2,979,769)	(1,428,053)
Financing Activities
Proceeds from new long term debt	219,596	10,000	—
Repayment of debt and capital leases	(1,234,053)	(248,828)	(293,474)
Proceeds from notes payable - Officers	107,700	107,700	12,700
Proceeds from issuance of common stock	42,184,927	3,853,750	5,537,700
Net Cash Provided by Financing Activities	41,278,170	3,722,622	5,256,926
Net increase (decrease) in cash and cash equivalents	44,559	(350,257)	206,382
Cash and cash equivalents at beginning of the period	—	394,816	188,434
Cash and cash equivalents at the end of the period	$44,559	$44,559	$394,816

Continued

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

Continued
	Cumulative
	During
	Development
	Stage	Years Ended December 31,
	(Unaudited)	2004	2003

CASH PAID DURING THE PERIOD FOR:

Interest (net of amounts capitalized)	$368,863	$26,940	$21,735
Income taxes	$—	$—	$—

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. During the year ended December 31, 2004, the Company acquired equipment and vehicles by entering into capital leases totaling $155,975. Since inception, the Company acquired equipment and vehicles by entering into capital leases totaling $1,330,277 (Unaudited).

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
DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

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

Going Concern Considerations: In December 2004, the Company commenced operating the CAV facility on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under accounting principles generally accepted in the United States of America because it has not yet generated significant revenues in its intended business. During initial stages of operating the CAV the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Initial sales are expected by mid-2005. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. Should the Company continue to experience operating losses during 2005, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage enterprise with limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities; these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

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

The Company believes that its current capital resources and revenue from operations will be insufficient to fund the Company's intended operations and expansion beyond the first quarter of 2005 and that it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revenue Recognition, Accounts Receivable, and Credit Risk: The Company records revenue in the period in which services are rendered. During 2004 and 2003, the Company’s revenues were generated by services provided under the wood waste agreements described in Note 11.

The Company recognized and recorded these revenues when the following criteria were met: there was evidence of an agreement, the services required were performed, the price to be paid was determinable, and the collection of the price to be paid was reasonably assured. All of the Company’s accounts receivable and revenues are from one customer using credit terms customary in the industry. No allowance for bad debts has been recorded at December 31, 2004 or 2003 based upon management estimates, historic loss experience and current economic conditions. The Company incurred no bad debt expenses for the years ended December 31, 2004 and 2003.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

The asset comprises three separate, but coordinated, systems to:

•
Separate Sand and Foreign heavy materials (PS for “Preliminary Sand” separation is our product designation). This consists of dual large (several thousand gallon) stainless steel vessels, with appropriate material-handling sensors and controls to separate, on a continuous basis without operator interaction the tons of sand daily that is mixed with the manure flow, with sufficient cleanliness that the sand can be reused as bedding material.

•
Separate liquid and dissolved solids from fibrous solid manure (S/L for “Solid/Liquid” separation is our product designation). This is composed of dual 4,000 gallon stainless steel tanks with appropriate sensors and controls to effect separation and extraction of the fiber and sand-free liquid (containing most of the nutrients and pollutants), at the rate of 144,000 gallons per day.

•
Fermentation and flocculation (F for “Fermentation” is our product designation). This component of the system sterilizes the liquid stream, on a continuous basis, and subjects the flow to oxidative, dual fermentation and then flocculation to remove nutrients (pollutants) not removed by fermentation and pumps the cleaned water to a land distribution system. This is the most complex segment of the processing, and consists of dual, multi-thousand gallon, proprietary, stainless steel fermentation units, a steam boiler, cooling tower, Freon chiller, heat exchangers and sanitary piping, sensors and controls for working in a sterile environment.

•	Dual Computer Control Rooms are provided for computer control by reacting to the hundreds of sensors and control devices employed.

The equipment system represents the construction of a single unit partially installed at a large dairy operation and no other units are currently under construction. This is the embodiment of equipment and processing design that is the subject of the seven U.S. and corresponding seven foreign provisional patent applications filed on behalf of the Company. In the future, the Company plans to enter into licensing arrangements with manufacturers to build additional units of the equipment system and to market such units to Confined Animal Feed Operations. The Company currently plans to sell or lease the existing unit during 2005, but as of December 31, 2004, installation was not complete; additional testing is needed to make the existing unit operational. Upon completion of installation, additional testing will be required to bring the unit to operational status.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Stock-Based Compensation: The Company accounts for stock-based compensation under the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." For common shares issued to employees, the compensation was measured and recorded on the basis of the fair value of the stock issued. The Company presently has no employee stock option plans, and it has not issued any stock options to any employee. SFAS No. 123 also governs stock-based compensation transactions with persons who are not employees in which transactions services were performed in exchange for stock or other equity instruments.

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
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
DECEMBER 31, 2004 AND 2003

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 - PROPERTY AND EQUIPMENT

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
NOTE 4 - RELATED PARTY TRANSACTIONS

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

During the year ended December 31, 2004, Mr. Denney and Mr. Simpson directly transferred an aggregate of 239,325 of their own shares of Company common stock to the Company for no consideration to them, in connection with the sale of those shares by the Company in private placements of the Company’s common stock. Each stockholder contributed half of the shares. The Company was engaged in capital raising during 2003 and 2004; the shares were contributed to reduce the dilutive effect on existing stockholders of sales of stock at lower prices than what previous investors had paid. Mr. Denney and Mr. Simpson as the largest stockholders stood to benefit from an increase in the Company's value resulting from raising the additional capital. After the 2004 transactions, Mr. Denney owned 33,532,893.5 shares and Mr. Simpson owned 15,896,031.5 shares. On March 1, 2004 the Company issued and sold 200,000 shares of Common Stock to a single investor for aggregate proceeds of $700,000. In connection with this sale, Mr. Denney contributed 25,000 shares of Common Stock for no consideration to him. The Company issued and sold 428,650 shares at $5.00 per share for aggregate proceeds of $2,143,250. Of the 428,650 shares, 214,325 shares were contributed to the Company by Mr. Denney and Mr. Simpson (107,162.5 shares each). The shares were accounted for as capital contributions to the Company at par value of $.02 per share as a decrease in common stock issued and outstanding and an increase in additional paid in capital.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004 AND 2003

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

During the year ended December 31, 2003, Mr. Denney and Mr. Simpson directly transferred 265,530 shares of their personal common stock holdings to investors who purchased Company stock in the private placements of the Company’s common stock. After the 2003 transactions, as of December 31, 2003, Mr. Denney owned 33,399,056 shares and Mr. Simpson owned 15,961,194 shares. The Company sold 877,005 shares of  common stock for aggregate proceeds of $5,537,700 (an average price per share of $6.31). Of the 877,005 shares, Mr. Denney and Mr. Simpson contributed 265,530 shares which were accounted for as capital contributions to the Company at par value of $.02 per share, and as shares issued to the investors in the private placements.

NOTE 5 - LONG TERM OBLIGATIONS

Long term obligations as of December 31, 2004 and 2003 consisted of the following:

	2004	2003
Debt - Installment notes collateralized by vehicles and farm equipment payable in monthly installments of $2,005 including interest at rates ranging from 0.0% to 14.9% through June 2006. One note was repaid and one entered into during 2004.	$14,382	$30,590

Obligations under capital leases (see Note 6)	155,889	368,083
Total long-term obligations	170,271	398,673

Less: current maturities	124,810	297,488

Long-term portion	$45,461	$101,185

Future maturities of long-term debt and capital leases are as follows:

2005	$124,810
2006	45,461
$170,271

NOTE 6 - CAPITAL LEASES

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

NOTE 6 - CAPITAL LEASES (Continued)

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

NOTE 7 - EQUITY CAPITAL

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
NOTE 7 - EQUITY CAPITAL (Continued)

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

NOTE 8 - NET LOSS PER COMMON SHARE

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
NOTE 9 - INCOME TAXES

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

NOTE 9 - INCOME TAXES (Continued)

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

NOTE 10 - CASUALTY LOSS

In May 2004, a fire caused extensive damage to a piece of the Company’s equipment at the St. Lucie County landfill site and minor damage to several other pieces of ancillary machinery. The Company's insurance carrier has taken the position that the Company's insurance coverage on the damaged equipment limited the insurer's liability to $15,000. The Company contends that the equipment was fully insured, and alternatively that if the Company's coverage was in fact so limited, this limitation was attributable to the negligence and misrepresentation of the insurance agent who placed the insurance policy, who should be held liable for the difference. The Board has resolved its intention to consider legal counsel to handle the matter. The damaged equipment was pledged as security for the Company's obligations under an equipment lease, for which the Company remains liable to the equipment lessor. Pending resolution of the insurance coverage dispute, the Company has accrued a $485,000 loss provision, net of $15,000 received from insurance proceeds, as an estimate of the loss incurred. As of December 31, 2004, the balance on the accrual was $445,687.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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
DECEMBER 31, 2004 AND 2003

NOTE 11 - COMMITMENTS AND CONTINGENCIES (Continued)

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

Litigation: From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company (See Note 10 - Casualty Loss). Management believes that the settlement or resolution of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 12 - SUBSEQUENT EVENTS

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