Form 10QSB/A
period 2005-03-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2006-05-10
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-QSB
AMENDMENT NO. 1

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

This quarterly report contains both historical and forward-looking statements. All statements, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. Such risks include, among others, the risks described under "Description of Business - Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004.

Consequently, all of the forward-looking statements made in this Form 10-QSB/A are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company's business operations.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED  BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$263,499	$44,559
Accounts receivable	182,763	79,963
Prepaid expenses and other current assets	297,005	284,427
Equipment in process, held for sale	2,137,783	2,137,783
Total Current Assets	2,881,050	2,546,732

Property and equipment, net	23,844,723	24,974,665

Other assets
Patent application costs	249,228	246,489
Deposits and other assets	101,780	101,780
Total Other Assets	351,008	348,269
Total Assets	$27,076,781	$27,869,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$762,577	$1,709,511
Accrued expenses	799,609	1,033,880
Current portion of long term debt and capital leases	65,880	124,810
Total Current Liabilities	1,628,066	2,868,201

Long term debt
Long term debt and capital leases, less current portion	28,715	45,461
Note payable - officer	44,256	107,700
Total Long-term Liabilities	72,971	153,161

Commitments and Contingencies
Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 70,359,393 at
March 31, 2005 and 69,931,413 at December 31, 2004	1,407,188	1,398,628
Additional paid in capital	43,442,589	40,959,999
Deficit accumulated during the development stage	(19,474,033)	(17,510,323)
Total Stockholders' Equity	25,375,744	24,848,304
Total Liabilities and Stockholders' Equity	$27,076,781	$27,869,666

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

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Three Months Ended
	Development	March 31,
	Stage (see Note 1)	2005	2004

Operating Activities

Net Loss	$(19,474,033)	$(1,963,710)	$(497,523)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	2,803,801	1,201,413	46,475
Loss (gain) on disposal of assets	195,306	—	(203)
Stock-based compensation	163,700	—	—
Changes in certain assets and liabilities:
Equipment in process held for sale	(2,137,783)	—	(209,504)
Accounts receivable	(182,763)	(102,800)	(142,784)
Prepaid expenses & other current assets	(297,005)	(12,578)	56,025
Deposits and other assets	(101,780)	—	—
Accounts payable and accrued expenses	1,569,858	(1,181,205)	592,395
Net Cash Used in Operations	(17,460,699)	(2,058,880)	(155,119)

Investing Activities
Proceeds from sale of assets	137,230	—	2,800
Patent application costs	(249,228)	(2,739)	(97,632)
Purchases of property and equipment	(25,794,004)	(71,471)	(870,990)
Net Cash Used in Investing Activities	(25,906,002)	(74,210)	(965,822)

Financing Activities
Proceeds from long-term debt issuances	219,596	—	10,000
Repayment of debt and capital leases	(1,309,729)	(75,676)	(71,172)
Proceeds from (payments on)
Note payable - officer	44,256	(63,444)	110,000

Proceeds from common stock issuance	44,676,077	2,491,150	745,000

Net Cash Provided by Financing Activities	43,630,200	2,352,030	793,828

Net increase (decrease) in cash and cash equivalents	263,499	218,940	(327,113)

Cash and cash equivalents
at beginning of the period	—	44,559	394,816

Cash and cash equivalents
at the end of the period	$263,499	$263,499	$67,703

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

Development Stage and Going Concern Considerations: In December 2004, the Company commenced operating the CAV1 facility on a test basis by initiating test production operations. The Company continues to be a development stage enterprise as defined under accounting principles generally accepted in the United States of America because it has not yet generated significant revenues in its intended business. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. Should the Company continue to experience operating losses into 2005, it will be necessary to raise additional funds from outside investors and/or lenders in order to continue as a going concern. The Company cannot provide assurances that if additional investor funding were needed, the necessary funds would be available on terms acceptable to the Company. The Company is a development stage enterprise with limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities; these conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company currently expects to commence generating revenues from the sale of products in the third quarter of 2005. The Company expects, upon operation of the two production lines now being tested and upon the receipt of sufficient capital, to gradually increase production during 2005 until the Company is using all four production lines. The facility is permitted for up to six lines and the Company plans to construct the fifth and sixth production lines at a later date.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION (Continued)

The Company believes that its current capital resources and revenue will be insufficient to fund the Company's intended operations beyond the second quarter of 2005, and that unless the Company commences generating significant cash flow from operations earlier than presently expected, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds or generate cash from operations which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying financial statements may be materially affected.

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

NOTE 3 - NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (EPS). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of March 31, 2005. In February 2004, the Company issued a convertible note which was converted to 2,500 shares of common stock in August, 2004 in accordance with the conversion provisions of the note. As a result, from February 2004 through August 2004 the Company had an outstanding convertible financial instrument which constituted a common stock equivalent. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect. At March 31, 2004, the Company's common equivalent shares only include the above mentioned convertible note. The weighted average number of shares used to compute basic and diluted loss per share in the March 31, 2004 financial statements was the same since the effect of the convertible note was anti-dilutive.

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

NOTE 4 - INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there is no provision or benefit recorded in the statements of operations for the periods presented.

NOTE 5 - DISCONTINUED OPERATIONS

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

The gross revenues from these activities were never the intended to be a primary business of the Company, but a means of obtaining raw material for processing. The vegetative biomass was intended to be used as raw material in production of the Company’s primary product. Animal based biomass is presently expected to be used, as it is less expensive than the vegetative waste from the municipal landfill.

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

Effective May 2004, the Company recorded a loss accrual related to equipment damaged in a fire at the St. Lucie landfill site. Cost of services provided in the discontinued operations shown above for the three months ended March 31, 2005 includes an adjustment of $109,718 for revisions in this accrual.

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

NOTE 6 - SUBSEQUENT EVENTS

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

The CAV Facility

During the three months ended March 31, 2005 and to date, the Company continued testing of its combined animal and vegetative (“CAV”) biomass conversion and fermentation facility operation. This includes underground pipeline delivery to the CAV of nutrient extracted from dairy barn waste. The Company to begin generating revenues from the sale of product to commence in the third quarter. The facility has four fermenter lines, each of which includes a 200,000 gallon fermentation reactor. The Company expects, upon operation of the two production lines now being tested and upon the receipt of sufficient capital, to gradually increase production during 2005 until the Company is using all four production lines. The CAV facility is permitted for up to six production lines and the Company plans to construct the fifth and sixth production lines at a later date. The Company expects its commercial processing operations at its CAV facility to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate, and other nutrients contained in barn waste from adjacent farming operations. The primary product to be produced by the CAV facility is yeast to be marketed to animal feed manufacturers for use as a protein and pro-biotic supplement to animal feed. The secondary product presently planned for the CAV facility is lignin, a natural polymer.

As production commences, the Company expects to begin marketing and selling the products of the CAV facility's processing operation.

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

The Company estimates the cost of constructing two additional lines (lines 5 and 6) of production to be $4,000,000 and projects the addition of these two lines will increase production capacity by two thirds (167%) of the original estimated production capability of the first four lines. The Company expects that it will need to raise additional capital to fund this expansion through additional private offerings of its securities.

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

The Company may in the future to seek appropriate sites for permitting and construction of additional CAV facilities in other geographical locations. The Company does not currently have sufficient personnel to pursue construction of additional plants.

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

Discontinued Operations

The Company exercised its right to terminate its contract with St. Lucie County for services in disposal of vegetative waste at the St. Lucie landfill through a 60-day written notice consistent with the agreement. The termination became effective on January 13, 2005. At the request of St. Lucie County, the Company continued to perform the services through April 5, 2005 in order to maintain service until a new contractor commenced work.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2005, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

BIOMASS PROCESSING TECHNOLOGY, INC.

Date: May 9, 2006	By:	/s/ Larry W. Denney

Name: Larry W. Denney Title: Chairman of the Board, President and Chief Executive Officer (principal executive officer and duly authorized officer)

Date: May 9, 2006	By:	/s/ Robert F. Kendall

Name: Robert F. Kendall Title: CPA, Chief Financial Officer (principal financial officer)