Form 10QSB/A
period 2005-06-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2006-05-10
CIK 1230489

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED  BALANCE SHEETS

	(Unaudited)
	June 30,	December 31
	2005	2004
ASSETS

Current assets
Cash and cash equivalents	$279,869	$44,559
Accounts receivable	—	79,963
Prepaid expenses and other current assets	168,037	284,427
Total Current Assets	447,906	408,949

Property and equipment, net	23,539,031	24,974,665

Other assets
Equipment system	2,137,783	2,137,783
Patent application costs	329,620	246,489
Deposits and other assets	101,780	101,780
Total Other Assets	2,569,183	2,486,052
Total Assets	$26,556,120	$27,869,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$672,714	$1,709,511
Accrued expenses	819,814	1,033,880
Current portion of long term debt and capital leases	59,921	124,810
Total Current Liabilities	1,552,449	2,868,201

Long term debt
Long term debt and capital leases, less current portion	12,915	45,461
Note payable - officer	39,661	107,700
Total Long-term Liabilities	52,576	153,161

Commitments and Contingencies
Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 70,748,507 at
June 30, 2005 and 69,931,413 at December 31, 2004	1,414,970	1,398,628
Additional paid in capital	44,636,967	40,959,999
Deficit accumulated during the development stage	(21,100,842)	(17,510,323)
Total Stockholders' Equity	24,951,095	24,848,304
Total Liabilities and Stockholders' Equity	$26,556,120	$27,869,666

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative
	During	For the Three		For the Six
	Development	Months Ended June 30,		Months Ended June 30,
	Stage	2005	2004	2005		2004

Revenues (Note 5)	$—	$—	$—		$—	$—

Operating Expenses
Research and development	19,633,090	1,070,646	629,074		3,134,134	1,145,280
(Gain) loss on disposal of assets	736,690	541,384	(21,989)		541,384	(22,192)

Total Operating Expenses	20,369,780	1,612,030	607,085		3,675,518	1,123,088

Interest Expense	(397,175)	(16,018)	(10,313)		(23,994)	(16,345)
Loss from continuing operations
before income tax benefit	(20,766,955)	(1,628,048)	(617,398)		(3,699,512)	(1,139,433)

Income tax benefit	—	—	—		—	—
Loss from continuing operations	(20,766,955)	(1,628,048)	(617,398)		(3,699,512)	(1,139,433)
Discontinued Operations (Note 5):
Profit (loss) from discontinued
Landfill contract activities	(333,887)	1,239	(502,482)		108,993	(477,970)
NET LOSS	$(21,100,842)	$(1,626,809)	$(1,119,880)		$(3,590,519)	$(1,617,403)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.02)	$(0.01)	$	(0.05)	$(0.02)
From Discontinued Operations		$0.00	$(0.01)		$0.00	$(0.00)
Net Loss		$(0.02)	$(0.02)		$(0.05)	$(0.02)

Weighted average number of common shares outstanding		70,437,877	69,600,112		70,291,905	69,547,729

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

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Six Months Ended
	Development	June 30,
	Stage (see Note 1)	2005	2004

Operating Activities

Net Loss	$(21,100,842)	$(3,590,519)	$(1,617,403)
Adjustments to reconcile net loss to net cash provided by (used in) operations:
Depreciation	3,085,827	1,483,439	106,290
Loss (gain) on disposal of assets	736,690	541,384	(22,192)
Stock-based compensation	163,700	—	—
Changes in certain assets and liabilities:
Accounts receivable	—	79,963	6,518
Prepaid expenses & other current assets	(313,045)	(28,618)	18,435
Deposits and other assets	(101,780)	—	(500)
Accounts payable and accrued expenses	1,500,200	(1,250,863)	1,818,443
Net Cash Provided by (Used in) Operations	(16,029,250)	(2,765,214)	309,591

Investing Activities
Proceeds from sale of assets	137,230	—	39,300
Patent application costs	(329,620)	(83,131)	(134,021)
Construction of equipment system	(2,137,783)	—	(298,089)
Purchases of property and equipment	(26,166,714)	(444,181)	(1,594,805)
Net Cash Used in Investing Activities	(28,496,887)	(527,312)	(1,987,615)

Financing Activities
Proceeds from long-term debt issuances	219,596	—	10,000
Repayment of debt and capital leases	(1,331,488)	(97,435)	(151,222)
Proceeds from (payments on)
Note payable - officer	39,661	(68,039)	169,700
Proceeds from common stock issuance	45,878,237	3,693,310	1,474,500

Net Cash Provided by Financing Activities	44,806,006	3,527,836	1,502,978

Net increase (decrease) in cash and cash equivalents	279,869	235,310	(175,046)

Cash and cash equivalents
at beginning of the period	—	44,559	394,816

Cash and cash equivalents
at the end of the period	$279,869	$279,869	$219,770

(Continued)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Cumulative
	During	For the Six Months Ended
	Development	June 30,
	Stage (see Note 1)	2005	2004

Supplemental Disclosure of Cash Flow Information

CASH PAID DURING THE PERIOD FOR:

Interest (net of amounts capitalized)	$396,839	$27,976	$14,111
Income taxes	$—	$—	$—

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

NOTE 3 - NET LOSS PER COMMON SHARE (Continued)

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

NOTE 4 - ACCRUED LIABILITIES (Continued)
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

	Cumulative
	During	For the Three		For the Six
	Development	Months Ended June 30,		Months Ended June 30,
	Stage	2005	2004	2005	2004

Revenues	$8,448,276	$18,831	$313,024	$468,772	$672,353

Cost of Services Provided	8,782,163	17,592	815,506	359,779	1,150,323

Net Income (Loss)	$(333,887)	$1,239	$(502,482)	$108,993	$(477,970)

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

NOTE 7 - SUBSEQUENT EVENTS

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

Since 2001 the Company has not raised sufficient capital to enable it to pursue its expansion plans within the targeted time periods, and has given priority to the use of its available funds as indicated above. As a consequence of the shortfalls in capital raising, the Company has incurred significant staffing limitations and personnel reductions. The capital limitations have restricted the Company’s ability to obtain and train experienced personnel required to reach established goals. After identifying, attracting, and hiring qualified personnel, a period of time is required to acquaint new employees with Company policies and goals and to train them in the Company's technology. The Company's ability to add qualified personnel is a key element to its ability to pursue its business plan and is not attainable within a short time span. Should the Company be unable to attract and retain sufficient qualified personnel, its ability to achieve its goals will be adversely affected.

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2005, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

BIOMASS PROCESSING TECHNOLOGY, INC.

Dated: May 9, 2006	By:	/s/ Larry W. Denney

Name: Larry W. Denney Title: Chairman of the Board, President and Chief Executive Officer (principal executive officer and duly authorized officer)

Dated: May 9, 2006	By:	/s/ Robert F. Kendall

Name: Robert F. Kendall Title: CPA, Chief Financial Officer (principal financial officer)