Form 10QSB/A
period 2005-09-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2006-05-10
CIK 1230489

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2005	2004
ASSETS
Current assets
Cash and cash equivalents	$411,143	$44,559
Accounts receivable	—	79,963
Prepaid expenses and other current assets	190,428	284,427
Total Current Assets	601,571	408,949

Property and equipment, net	24,056,762	24,974,665
Other assets
Equipment system	2,175,290	2,137,783
Patent application costs	336,050	246,489
Deposits and other assets	101,780	101,780
Total Other Assets	2,613,120	2,486,052
Total Assets	$27,271,453	$27,869,666

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$849,751	$1,709,511
Accrued expenses	781,127	1,033,880
Current portion of long term debt and capital leases	55,802	124,810
Total Current Liabilities	1,686,680	2,868,201

Long term debt
Long term debt and capital leases, less current portion	2,852	45,461
Note payable - officer	39,325	107,700
Total Long-term Liabilities	42,177	153,161

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

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative
	During	For the Three		For the Nine
	Development	Months Ended September 30,		Months Ended September 30,
	Stage	2005	2004	2005		2004

Revenues (Note 5)	$—	$—	$—		$—	$—

Operating Expenses
Research and development	20,674,188	1,041,098	460,641		4,175,232	1,605,921
Loss on disposal of assets	736,690	—	118,549		541,384	96,357

Total Operating Expenses	21,410,878	1,041,098	579,190		4,716,616	1,702,278

Interest Expense	(400,701)	(3,526)	(10,857)		(27,520)	(27,202)
Loss from continuing operations
before income tax benefit	(21,811,579)	(1,044,624)	(590,047)		(4,744,136)	(1,729,480)

Income tax benefit	—	—	—		—	—
Loss from continuing operations	(21,811,579)	(1,044,624)	(590,047)		(4,744,136)	(1,729,480)
Discontinued Operations (Note 5):
Profit (loss) from discontinued
Landfill contract activities	(333,887)	—	(29,870)		108,993	(507,840)
NET LOSS	$(22,145,466)	$(1,044,624)	$(619,917)		$(4,635,143)	$(2,237,320)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.01)	$(0.01)	$	(0.07)	$(0.02)
From Discontinued Operations		$0.00	$(0.00)		$0.00	$(0.01)
Net Loss		$(0.01)	$(0.01)		$(0.07)	$(0.03)

Weighted average number of common shares outstanding		71,038,093	69,836,020		70,543,368	69,644,527

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common		During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2004	69,931,413	$1,398,628	$40,959,999	$(17,510,323)	$24,848,304

Issuance of common shares	1,179,444	23,589	4,624,346	—	4,647,935

Issuance of common shares to					—
Related Party (Note 2):
Contribution of common stock	(127,600)	(2,552)	2,552		—
Acquisition of common stock	(127,600)	(2,552)	(40,948)		(43,500)
Issuance to related party	290,000	5,800	719,200		725,000
Net	34,800	696	680,804		681,500

Net loss for the nine month
period ended September 30, 2005	—	—	—	(4,635,143)	(4,635,143)
Balances as of September 30, 2005	71,145,657	$1,422,913	$46,265,149	$(22,145,466)	$25,542,596

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Nine Months Ended
	Development	September 30,
	Stage (see Note 1)	2005	2004

Operating Activities

Net Loss	$(22,145,466)	$(4,635,143)	$(2,237,320)
Adjustments to reconcile net loss to net cash used in operations:
Depreciation	3,367,029	1,764,641	158,971
Loss on disposal of assets	736,690	541,384	96,357
Stock-based compensation	163,700	—	—
Non-cash expense - stock transaction	290,000	290,000	—
Changes in certain assets and liabilities:
Accounts receivable	—	79,963	45,514
Prepaid expenses & other current assets	(335,436)	(51,009)	8,550
Deposits and other assets	(101,780)	—	(500)
Accounts payable and accrued expenses	1,638,550	(1,112,513)	1,119,245

Net Cash Used in Operations	(16,386,713)	(3,122,677)	(809,183)

Investing Activities
Proceeds from sale of assets	137,230	—	41,300
Patent application costs	(336,050)	(89,561)	(141,673)
Construction of equipment system	(2,175,290)	(37,507)	(490,462)
Purchases of property and equipment	(26,965,647)	(1,243,114)	(2,392,901)

Net Cash Used in Investing Activities	(29,339,757)	(1,370,182)	(2,983,736)

Financing Activities
Proceeds from long-term debt issuances	219,596	—	10,000
Repayment of debt and capital leases	(1,345,670)	(111,617)	(218,837)
Proceeds from (payments on)
Note payable - officer	39,325	(68,375)	112,700
Acquisition of stock	(43,500)	(43,500)	—
Proceeds from common stock issuance	47,267,862	5,082,935	3,588,750

Net Cash Provided by Financing Activities	46,137,613	4,859,443	3,492,613

Net increase (decrease) in cash and cash equivalents	411,143	366,584	(300,306)

Cash and cash equivalents
at beginning of the period	—	44,559	394,816

Cash and cash equivalents
at the end of the period	$411,143	$411,143	$94,510

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

NOTE 2 - RELATED PARTY TRANSACTIONS (Continued)

The shares contributed by Mr. Denney for no consideration and the shares sold to the Company at approximately $.34 per share by Mr. Simpson were contributed or sold to reduce the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors. As the Company’s largest stockholders, Mr. Denney and Mr. Simpson stood to benefit from an increase in the Company's value resulting from raising the additional capital. After the transactions, Mr. Denney owned 32,802,663.5 shares and Mr. Simpson owned 15,768,431.5 shares. The contributed shares were accounted for as capital contributions to the Company at par value of $.02 per share as a decrease in common stock issued and outstanding and an increase in additional paid in capital.

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At September 30, 2005, and December 31, 2004, accrued liabilities consisted of the following:

	September 30, 2005	December 31, 2004
Accrued Property Taxes	$317,217	$206,639
Reserve for Casualty Loss	223,597	445,687
Deferred Officers Salaries	148,019	176,950
Accrued Vacation	36,620	35,885
Accrued Payroll and Payroll Taxes	26,824	56,543
Accrued Professional Fees	28,850	104,810
Other	—	7,366
Total Accrued Liabilities	$781,127	$1,033,880

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

	Cumulative
	During	For the Three Months		For the Nine Months
	Development	Ended September 30,		Ended September 30,
	Stage	2005	2004	2005	2004

Revenues	$8,448,276	$—	$267,302	$468,772	$939,655

Cost of Services Provided	8,782,163	—	297,172	359,779	1,447,495

Net Income (Loss)	$(333,887)	$—	$(29,870)	$108,993	$(507,840)

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

ITEM 3.  CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2005, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

The Company's independent auditors, in conjunction with their audit of the Company’s financial statements for the year ended December 31, 2004, advised the Company and the Audit Committee that in the auditors' view, the Company's disclosure controls and procedures were subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. The accounting department consists of the chief financial officer, who is a CPA, one accountant, and the controller, who is married to the chief executive officer of the Company. Additionally, the chief executive officer of the Company is active in review of all aspects of financial reporting. As a mitigating control, the chief executive officer, chief financial officer, controller, and the accountant do extensive review of all of the accounting records and financial reporting. The Company is a research and development company in the development stage. Since inception in 1996 the Company has been entirely funded by investment and has had no revenues to date in its intended business. Management believes that remediation of the cited lack of segregation of duties can be accomplished through the hiring of additional accounting personnel or by adding or modifying certain existing internal control procedures. For example, the Company is evaluating guidance set forth in COSO’s “Exposure Draft on Internal Controls - Integrated Framework Guidance for Smaller Public Companies Reporting on Internal Controls Over Financial Reporting.” As for hiring additional personnel, it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles. In the future, the Company may hire additional accounting personnel as soon as it has sufficient financial resources and additional workload to justify such hiring.

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

ITEM 6. EXHIBITS

List of Exhibits:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.2

*	Filed herewith

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