Form 10KSB
period 2005-12-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2007-07-23
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

The issuer’s revenues for the fiscal year ended December 31, 2005 were $ -0-.

As of June 30, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the price at which the common equity was sold as of June 30, 2007, was $ 39,595,886.

As of June 30, 2007, there were 79,191,773 shares of Common Stock issued and outstanding.

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

PART I

Item 1. Description of Business.

Biomass Processing Technology, Inc. (the "Company") was incorporated in Delaware on January 30, 1996. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.02 par value ("Common Stock"), of which, as of December 31, 2005, 71,145,657 shares were issued and outstanding. Although the Company’s planned principal operations commenced in December 2004, with the Company’s initial operation of the CAV facility on a test basis, the Company has been a development stage company from inception through December 31, 2005, as it had not conducted significant operations or generated significant operating revenues since its inception. The Company spent $2,049,288 on research and development activities during 2004 and $4,822,954 on such activities during 2005. The Company has incurred a net operating loss each year since its inception. The Company's management team devotes most of their activities to establishing the Company's business, the development of a detailed business plan and marketing strategy and raising the funds required to develop and operate the business successfully. The Company conducts its business activities directly and through its wholly owned subsidiaries Omni Environmental Corp., BPT CAV1 Corporation and BPT Intellectual Property Corporation. References to "the Company" below generally refer to the Company and its wholly-owned subsidiaries, collectively. As of December 31, 2005, the Company had 19 employees, 18 of whom were full-time employees.

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

Animal-based biomass material is available from animal-based farming operations, including dairy farms and livestock producers. The Company has an agreement with an Okeechobee, Florida dairy farm that provides it with animal-based biomass material at no cost to the Company. See “Dairy Animal Waste Processing, Okeechobee, Florida” below. The Company has installed underground piping over the dairy farm’s land through which the farm’s animal waste materials are pumped in liquefied form directly to the Company’s CAV1 facility for processing. Accordingly, there is effectively no cost for the raw material and negligible cost for transportation of the materials to the plant. The Company expects to seek to enter into similar arrangements with other area dairy farmers as the CAV1 facility expands operations.

Vegetative biomass materials which the Company may use include:

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

The Company’s process requires considerable use of both electrical and thermal energy. Unanticipated increases in the cost of energy or the unavailability of energy at the Company’s facilities will adversely affect the business of the Company. The Company plans to mitigate its dependence on thermal energy by obtaining lignin-burning equipment. Lignin, which can be used as an alternative to diesel fuel, is a byproduct of the Company’s process and its use as a fuel would significantly reduce the Company’s energy costs.

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

CAV1 Processing Facility

The Company has a processing facility located in Okeechobee, Florida, which the Company refers to as "Combined Animal/Vegetative Waste One" or "CAV1." Construction of CAV1 in its basic design is complete. The Company is continuing construction to expand production capabilities. The Company plans to add a hydrolysis processing capability that will enable CAV1 to produce a wider range of products with greater efficiency. The facility has four fermenter lines, each of which includes a tower holding 200,000 gallons of product. The Company began operating the plant on a test basis in December, 2004 with two lines. Upon commencing operations the Company plans to gradually increase production until the Company is using all four lines. The facility is permitted for up to six lines and the Company plans to begin constructing the fifth and sixth lines upon commencement of operations. The Company expects its commercial processing operations at CAV1 to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate, and other nutrients contained in barn waste from adjacent farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

During several years of production testing, the Company had used molasses as a primary raw material and intended to enter the lower quality/lower valued yeast market utilizing molasses. In early 2006 as the Company attempted to become operational, it was determined the molasses crop of 2005/2006 was rendered unusable as the Company’s raw material due to harvesting techniques used on sugar cane affected by the hurricanes that passed over Florida in mid-2005. Harvesting methods pulled up significant amounts of dirt that was incorporated into the molasses and could not be removed effectively. After learning about the contamination of the molasses supply, the Company determined its processing plant could use a higher cost raw material and sell into the higher quality/higher value yeast market to offset the additional costs associated with the higher quality raw material. In order to produce the higher quality product, management decided to accelerate implementation of plans to construct special processing equipment. Construction of the equipment occurred throughout most of 2006. In early 2007 the equipment was completed and tested.

In February 2007 management determined that in order to become operational, the Company would need to obtain a significant amount of working capital all at one time in the range of $5 million to $10 million. Management has cutback on overhead while focusing full-time on seeking venture capital through investment banking firms as of the date of this report.

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

On May 18, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. A provisional application is a patent filing allowing the Company one year to complete the final application. On May 16, 2005, the Company filed seven Patent Cooperation Treaty (“PCT”) applications, claiming priority to the provisional patent applications it previously filed. The filing of the PCT applications extended the time allowed to the Company to complete filing formal U.S. applications, and gave the Company the ability to extend the time for filing applications with foreign governments that are Patent Cooperation Treaty participants. In November, 2006, the Company filed final patent applications in each of the United States and 18 other countries based on the seven PCT applications previously filed on a provisional basis. Upon the granting of any patents, the associated costs will be amortized over the life of the patents. There is no assurance that any such finalized patents will be issued to the Company or that any patents that may be issued will prove to be enforceable.

The Company’s patent applications are related to its EcoGold™ biomass processing technology. EcoGold™ is the name of the Company’s ecologically beneficial process and equipment as well as the name of the product produced through the process, which is a golden colored, high value nutrient. The EcoGold™ process is designed to reduce phosphorus and nitrogen pollution from waste streams, by creating a valuable product (protein) at farms and industrial sites.

The technology covered by the Company’s patent applications involves pre-treatment, core fermentation, and post treatment aspects. The Company believes each of these aspects has unique elements, and its patent applications seek coverage in each of these general areas. Both equipment and process innovations are covered for many diverse waste streams. Treatment of all the waste streams utilizes the central inventive aspects of the process (“core technology”).

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

The Company believes that the discoveries presented in its patent applications constitute a novel means of fermentation. In general, the core technology presented, taken as a whole, addresses the major problems of waste stream treatment—sub optimal, very dilute, poor, and variable concentration nutrient supply. The Company believes that its technology can address remediation of waste streams as dilute as certain river water, or as concentrated as manure, potentially with recovery of valuable product that may more than offset the cost of the processing.

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

The Company refers to these processes as its EcoGold™ technology. The processes involve the recovery of nutrient value from dilute, variable waste streams by fermentation processing. The technology encompasses several variations that include cheese whey, ethanol fermentation waste, and recovery of nutrient specific to manure waste of various animal species such as hogs, poultry, and cattle.

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

Discontinued Operations - Activities at St. Lucie County Landfill

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

Plan of Operations

As further detailed in the financial statements under Note 14 - Subsequent Events, during the eighteen months subsequent to December 31, 2005, the Company allocated its capital resources to the completion of its fully-expanded production facilities and its endeavor to secure a significant investment banking or venture capital funding transaction sufficient to support commencing operations. During the coming twelve months (the second half of 2007 and first half of 2008), through a combination of expected securities offering proceeds and cash flows, the Company hopes to begin operating the existing production facility with lines 1 and 2, add productions lines 3 and 4, complete construction of its hydrolysis system (a pre-process on vegetative biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines 5 and 6, at its CAV1 facility in Okeechobee, Florida.

In their report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2005 and 2004, the Company’s independent auditors included an explanatory paragraph describing conditions which raise substantial doubt about the Company’s ability to continue as a going concern. Until the Company begins to generate cash revenues from its planned principal business operations, its expenses will substantially exceed its revenues and a substantial portion of the Company’s limited cash resources will be required to be used to pay operating expenses. The Company believes that its current capital resources will be insufficient to fund the Company's intended operations beyond the third quarter of 2007, and that unless the Company commences generating significant cash flow from operations, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. The Company currently intends to seek to raise substantial additional capital through one or more private offerings of debt securities, common stock or convertible securities, or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations.

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

The Company’s independent auditors have added an explanatory paragraph to their audit opinion (included elsewhere in this Annual Report on Form 10-KSB) issued in connection with their audit of our financial statements for the years ended December 31, 2005 and 2004, which states that there are matters related to the Company that raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is dependent upon the proceeds from the sale of shares of its Common Stock to continue its operations. The existing assets of the Company may not be sufficient to meet the ultimate capital or financial needs of the Company and may not be sufficient in relationship to the operations in which the Company intends to engage. Should the Company fail to raise sufficient capital to meet its current financial needs, or should the Company fail to commence business operations that generate material amounts of revenue, it will be necessary for the Company to seek to raise additional funds in order to continue its business operations. This may involve offering additional shares of Common Stock. There can be no assurance that the Company will successfully implement its business plan or that it will be able to raise any additional capital which may be required.

The Company may not be able to attract and train appropriate personnel for its business expansion plans on a timely basis.

To implement the Company’s expansion plans during its planned process of becoming fully operational and rapidly expanding production, the Company will need to hire qualified personnel in marketing, engineering, accounting, production, and other areas and to adequately train the new staff members. The Company is currently operating with fewer employees than in prior years and several key positions are unfilled. There is no assurance that the Company will have the funds to hire qualified personnel or will be able to successfully identify, recruit, and train qualified personnel on a timely basis to achieve the Company’s goals.

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

The Company’s cash flow from operations has been insufficient to cover the Company’s operating expenses and other cash commitments in each year since the Company’s inception, including each of the years ended December 31, 2005 and 2004, and through the date of this report in July, 2007. The Company has financed its operating cash requirements, as well as its capital needs, during these periods with proceeds from the issuance of Common Stock. There can be no assurance, however, that the Company will be able to continue to finance its operating and capital needs through the issuance of Common Stock.

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

The Company’s success will depend in part on its ability to obtain and maintain patent protection for its proprietary technology. The Company has filed seven provisional patent applications with the United States Patent and Trademark Office and the patent authorities of 18 other countries with respect to its proprietary technology for the processing of biomass materials.

The patent positions of companies such as the Company are generally uncertain and involve complex legal and factual questions. There is no assurance that any of the Company’s technology is in fact patentable, that the Company’s pending or future patent applications will be allowed, that any patents will actually be issued to the Company, or that any patents, if issued, will provide adequate protection of the Company’s rights in its proprietary technology. There can be no assurance that any patents that may be issued to the Company will provide a basis for commercially viable products or will provide the Company with any competitive advantages or will not be successfully challenged by third parties, or that the patents of others will not have an adverse effect on the Company’s business. The degree of future protection for the Company’s proprietary rights, therefore, is uncertain. Furthermore, there can be no assurance that others will not independently develop similar or alternative technology to the Company’s technology, or, if patents are issued to the Company, that others will not design around the Company’s patents.

The Company’s commercial success will also depend upon avoiding the infringement of patents and other rights of other persons. Costly litigation may be necessary to enforce the Company’s patent rights or to determine the scope and validity of proprietary rights of third parties. If any of the Company’s technology is found to infringe upon patents or other rights owned by third parties, the Company could be required to obtain a license to continue using such technology, which may not be available to the Company on commercially reasonable terms. If the Company does not obtain such licenses, the Company could be required to cease using such technology, which could have a materially adverse effect on the Company’s business and operations.

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

Larry W. Denney, the Chairman, President, and Chief Executive Officer of the Company, owns approximately 40% of the Company’s issued and outstanding shares of Common Stock, and the directors and officers of the Company as a group own approximately 43% of the Company’s issued and outstanding shares of Common Stock. Jack B. Simpson, a co-founder and former director of the Company, owns approximately 18% of the outstanding shares of Common stock. As a result, management of the Company will be able to exert a substantial and controlling influence over all matters submitted for a vote of the Company’s stockholders, including the election of directors. Non-management stockholders are unlikely to be able to replace management should those stockholders determine that the Company’s operations could be conducted more effectively by other management.

The Company does not intend to pay dividends on its shares of common stock.

The Company has never declared or paid any cash dividends on its Common Stock. The Company currently intends to retain any future earnings to fund growth and, therefore, does not expect to pay any dividends in the foreseeable future.

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

The execution by county tax authorities on liens placed on equipment included in the Company's CAV facility relating to significant amounts of past due personal property taxes could have a material adverse effect on the Company's ability to operate its CAV facility.

The tax authorities of Okeechobee County, Florida have assessed the Company for personal property taxes on the manufacturing and production equipment included in the Company’s CAV facility. The amount of these taxes for the 2004 calendar year was $179,355. The Company did not pay this amount when it was asserted to be due, and in June 2006, the County filed a lien on the Company's equipment in the amount of the back taxes. In May 2007 the County filed an additional lien in the amount of $328,259 for 2005 personal property taxes. The Company has been billed for an additional $328,574 for 2006 personal property taxes. The amounts due may be increased by penalties and interest. The County may enforce the lien by seizing the Company's equipment and offering it for sale to third parties. The Company believes that the County may not sell the lien, or a tax certificate secured by the lien, to a third party. The Company has been in discussions with County officials regarding the tax liability, has indicated its intention to satisfy the liability after the Company becomes operational and has the financial capacity to do so, and has made good-faith payments to the County of approximately $62,200 towards the Company's tax liability. There can be no assurance that the Okeechobee County tax authorities will not seek to execute on the liens placed on the Company's assets, which could result in the seizure and sale of such assets without any assurance that the proceeds would be sufficient to satisfy the Company's asserted tax liability. The occurrence of such events could have a material adverse effect on the Company.

Item 2. Description of Property.

Company Headquarters, West Palm Beach, Florida

The Company is a party to a Lease, dated November 12, 2001, under which the Company leases its principal offices located in West Palm Beach, Florida from 45th Street Partnership, Ltd. The lease term as extended expires in October, 2007, and the current base rent under the lease is $7,761 per month. The Company is also required to pay its proportionate share of the lessor’s operating expenses attributable to the office building in which the leased premises is located, and related real estate taxes. The facilities are adequate for the Company’s present and anticipated future needs. The Company intends to negotiate an additional extension, execute a new lease, or relocate in the area.

CAV1 Production Facility, Okeechobee, Florida

Combined Animal/Vegetative Waste One ("CAV1") is a Company facility sited on a six acre parcel leased by the Company from Larson Dairy, Inc. in Okeechobee, Florida and designed and implemented as a four-line production facility. The fermentation capacity of CAV1 is 4,000,000 liters, implemented in four 1,000,000 liter "lines". Although the optimal economic design of CAV1 includes internal generation of carbohydrate feed stock from the Company's hydrolysis process, the facility can operate using carbohydrate purchased from outside sources. Construction of the basic design of CAV1 is complete. Subject to raising sufficient additional capital, the Company intends to continue construction to expand production capacity and add hydrolysis processing capability that will enable CAV1 to produce a wider range of products with greater efficiency. The Company expects that upon completion of these construction activities and the successful completion of further testing, it will be able to commence commercial processing operations at CAV1. The Company expects its commercial processing operations at CAV1 to initially consist of the processing of barn waste from adjacent dairy farming operations. The Company expects to market and sell the products of its CAV1 processing operation as described above.

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

Item 3. Directors, Executive Officers, and Significant Employees.

The following table sets forth the names, ages and positions of the executive officers and directors of the Company. The board of directors currently consists of three directors. Directors are elected at the annual meeting of stockholders of the Company and serve for one year or until their successors are elected and qualify. Officers are elected by the board of directors and serve at the discretion of the board.

Name	Age	Positions Held
Larry W. Denney	68	Chairman of the Board, President, Chief Executive Officer
Sandra McDonald	58	Director
P.E. MacAllister	88	Director
Robert F. Kendall, CPA	58	Chief Financial Officer

Larry W. Denney, 68, has been Chairman of the Board, President and Chief Executive Officer of the Company since the inception of the Company in 1996. Mr. Denney founded Omni Technologies International, Ltd. (now a wholly-owned subsidiary of the Company under the name Omni Environmental Corporation) in 1991 for the purpose of conducting research and development of process control automation equipment and technology which improve the efficiency and lower the operating costs of manufacturing processes.

Sandra McDonald, 58, was appointed to the Board on June 17, 2005, and was elected to continue to serve as a director at the Company’s 2006 and 2007 annual meetings of stockholders. Ms. McDonald is the world-wide sales and marketing manager for Pro Med Instruments, a leader in cranial stabilization and brain retraction, headquartered in Freiburg, Germany. She is the cofounder of PJ McDonald Corp., a construction company located in Cape Coral, Florida, where she served as Chief Financial Officer from 2004 through 2006. Ms. McDonald was Executive Director of Professional Services-Medical Systems Group of Olympus America, Inc., a medical instruments company, from 2000 through 2003 and was Director of Marketing-Olympus Diagnostic Systems Group from 1997 through 2000. Ms. McDonald was Vice President - Marketing & Chief Operations Officer of the Company in 1997. She worked with Beckman-Coulter Corporation in Miami, Florida from 1985 through 1997 serving as Worldwide Marketing Manager, Worldwide Group Product Manager-Hematology, and Worldwide Product Manager-Chemistry. From 1975 through 1983 she worked in Bonn, Germany as Sales and Marketing Manager-Europe for American Monitor Corporation, a medical instruments company with which Mr. Denney, the Company’s Chairman and Chief Executive Officer, was previously associated.

P.E. MacAllister, 88, was appointed to the Board on June 23, 2005, and was elected to continue to serve as a director at the Company’s 2006 and 2007 annual meetings of stockholders. Since 1952 he has been the Chairman of the Board of MacAllister Machinery Co., Inc., a dealer for Caterpillar. He has served on boards of numerous civic organizations in Indianapolis, Indiana including 17 years on the Capital Improvements Board of the Convention Center & RCA Dome (a $100 million facility), the Marion County Convention & Recreational Facilities Authority, the Community Hospital Foundation, the Indianapolis Opera Company, Indiana State Symphony Society, Board of Public Safety, and the Marion County Hospital Authority Board.

Robert F. Kendall, CPA, 58, has been Chief Financial Officer since June 2004. Mr. Kendall has been a certified public accountant in West Palm Beach, Florida for 22 years, ten of which were in public accounting including working with the international firm of Laventhol and Horwath. From 2003 through 2004 he was an auditor with Michaelson & Company, a CPA firm where he specialized in requirements of clients with SEC and Sarbanes-Oxley Act reporting concerns. From 2002 through 2003 he served as Chief Financial Officer in America’s Senior Financial Services, Inc., an SEC reporting mortgage brokerage company. From 2000 through 2002 he was CFO of Infinite Space Systems, Inc., a development stage Internet company, and controller of Mercedes Benz of Palm Beach, an auto dealership. From 1998 through 2000, he served as Controller of Pueblo Xtra International, Inc., an SEC reporting grocery store chain with annual sales of nearly $1 billion where he supervised a staff of 70 in the accounting, human resources, and IT departments.

Committees of the Board of Directors

The Board of Directors has established the following committees of the Board: an Audit Committee, a Compensation Committee, and a Technical Review Committee.

The full Board of Directors is presently acting as the Audit Committee in meetings designated for that purpose. Ms. McDonald and Mr. MacAllister are "independent" within the meaning of that term in Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee was created by the Board of Directors in October 2003. From October 2003 through June 2005 the members of the Audit Committee consisted of former independent directors Donald E. Henderson, Dr. Stanley E. Poe, and Dr. Donald E. Orr. The Audit Committee's responsibilities are principally concerned with the accuracy and effectiveness of the audits of the Company's financial statements by its independent auditors. The Audit Committee is responsible for selecting, retaining, overseeing and evaluating the Company's independent auditors, meeting with the auditors to review the scope and results of the audit, approving any non-audit services which may be provided to the Company by the independent auditors, and considering various accounting and auditing matters related to the Company's system of internal controls, financial management practices and other matters. The Audit Committee met four times during 2005, one meeting of which was a two-day conference meeting at the corporate offices and the CAV facility.

The Compensation Committee consists of Mr. MacAllister, an independent director. The Compensation Committee's responsibilities are to make recommendations to the Board of Directors regarding the compensation of the Company's officers and directors and to review and make recommendations with respect to existing and proposed compensation plans and programs. The Committee was created by the Board of Directors in October 2003. During 2005, the Compensation Committee met twice.

The Technical Review Committee consists of Ms. McDonald, who is the chairman, and Mr. Denney. The Technical Review Committee was constituted with members having a sufficient technical background, gained through education and experience, to perform an informed evaluation of the Company's technology. The purpose of the Committee is to advise the Board of Directors and Company management as to the strategic direction of the Company with respect to matters involving the Company's technology. The Committee was created by the Board of Directors in October 2003. During 2005, the Committee addressed technical review issues during general Board of Directors meetings instead of holding separate Technical Review Committee meetings.

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

Item 4. Remuneration of Directors and Officers.

The following table sets forth the aggregate remuneration paid to the three highest paid officers of the Company during the year ended December 31, 2005.

Name	Capacity	Aggregate Remuneration
Larry W. Denney	Chairman of the Board, President, and Chief Executive Officer	$100,000*
Robert F. Kendall, CPA	Chief Financial Officer/Secretary	$90,000*
Peggy J. Denney	Controller/Assistant Secretary	$65,000*

*During the year 2004 officers elected to defer a portion of their salaries to be paid at a later date. In 2004 Mr. Denney deferred $70,833 and Mrs. Denney deferred $46,042; these balances remained unpaid as of December 31, 2005 and were paid in 2006. In 2004 Mr. Kendall deferred $10,000 which was paid in 2005. Annual salary rates in both years were: Mr. Denney, $100,000, Mr. Kendall, $80,000, and Mrs. Denney, $65,000.

Commencing in November 2003, directors who are not employees of, or consultants to, the Company receive a fee of $200 for each meeting of the Board of Directors and each meeting of any committee of the Board that is conducted by telephone conference call and which the director attends, and a fee of $1,000 for each meeting of the Board of Directors and each meeting of any committee of the Board that requires the personal presence of the director and which the director attends. Directors who are also employees of or consultants to the Company are specifically excluded from payment of these fees; accordingly Mr. Denney is not paid as a director. Directors are also reimbursed for their travel expenses of attending any in person meetings of the Board or any committee of the Board.

Item 5. Security Ownership of Management and Certain Security Holders.

The following table sets forth information as to shares of Common Stock, which constitutes the only class of voting securities of the Company, owned of record on June 30, 2007, by (i) each person who is one of the three highest paid officers or directors of the Company, (ii) all of the directors and executive officers of the Company as a group, and (iii) any person who the Company knows to be the owner of record of more than five percent of the Common Stock.

Title of Class	Name and Address of Owner(1)	Amount Owned	% of Class (2)
Common Stock	Larry W. Denney	31,552,046	39.8%
	Jack B. Simpson	14,165,814	17.9%
	All directors and executive officers as a group (4 persons)	34,021,046	43.0%

(1)	The business address of each owner listed is 3222 Commerce Place, Suite A, West Palm Beach, Florida 33407.

(2)	Information as to the percent of class is based on 79,191,773 issued and outstanding shares of Common Stock as of June 30, 2007.

The Company does not have any outstanding options, warrants or other convertible securities.

Item 6. Interests of Management and Others in Certain Transactions.

During 2004, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and Chief Executive Officer, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Through December 31, 2004, Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, was payable on or before January 1, 2007 and could be prepaid without penalty. Accrued interest, which is presented as a component of accrued expenses, totaled $1,140 as of December 31, 2005. During the year ended December 31, 2005, the Company made payments of $68,375 in principal and $5,240 in interest and $2,062 in interest was accrued. The balance of the loan as of December 31, 2005 was $39,325. During 2006 the Company paid off in its entirety the Note Payable - Officer with payments of $39,325 in principal and $2,561 in interest.

During the year ended December 31, 2005, Mr. Denney directly transferred 610,000 shares of Common Stock he owned to the Company as a capital contribution and Jack B. Simpson, a cofounder of the Company and a former director, transferred 482,500 shares of Common Stock he owned to the Company as a capital contribution in connection with the sale of those shares by the Company to other investors in private transactions. The transfers were accounted for as capital contributions to the Company in the amount of the par value of $.02 per share. Additionally, the Company acquired 127,600 shares from Mr. Simpson for $43,500.

On various dates between January 25, 2006, and May 17, 2006, in private placement offerings to existing shareholders only, the Company sold an aggregate of 1,536,236 shares of common stock at a prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors for aggregate proceeds of $1,643,854. All of the shares sold were contributed to the Company without payment by Mr. Denney and Mr. Simpson, each of whom contributed half of the shares. The share contributions were accounted for as a capital contributions to the Company, recorded as a decrease to common stock in the amount of the $.02 per share par value of the contributed shares and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilution to existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors. Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. After the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,565,813.5 shares.

Included in the sales of the contributed shares were sales on January 25, 2006, of 250,000 shares for $250,000 and on May 2, 2006, of 200,000 shares for $200,000 to P. E. MacAllister, a director of the Company.

On June 30, 2006, the Company sold 750,000 shares of common stock for $750,000 to Philip H. Good, a director of the Company at the time. The Company sold to Mr. MacAllister 100,000 shares for $100,000 on August 31, 2006, 200,000 shares for $100,000 on September 27, 2006, and 200,000 shares for $400,000 on October 24, 2006. The Company sold to Mr. Good 600,000 shares for $300,000 on September 27, 2006. In conjunction with an offering commencing on September 14, 2006, available only to existing stockholders, the Company distributed 2,621,236 “matching” shares of Common Stock to stockholders who had purchased shares between October 19, 2005 (the date Hurricane Wilma crossed Florida with an impact causing an adjustment to the Company’s business plan as detailed in Note 14, Subsequent Events, of the financial statements) and the commencement of the new offering. The Board approved the distribution of the additional shares of Common Stock as an adjustment of the purchase price paid by such stockholders, in light of the unanticipated effects of the Florida hurricanes, which significantly delayed the Company’s timeline for becoming operational and the fact that the Company was offering shares at a lower price per share in the September 14, 2006 offering than the price previously paid by such stockholders. Included in the “matching” shares issued as a purchase price adjustment were 550,000 shares issued to Mr. MacAllister and 1,715,000 shares issued to Mr. Good.

PART II.

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

There is currently no trading market for the Common Stock. As of December 31, 2005 there were 71,145,657 shares of Common Stock outstanding and approximately 1,056 holders of record of the Common Stock. The Company has never declared or paid dividends on the Common Stock and does not anticipate doing so in the foreseeable future. The Company does not have any compensation plans under which Common Stock may be issued.

Item 2. Description of Exhibits.

The information required under this item is included under Part III, Item 1 below.

Item 3. Changes in and Disagreements with Accountants.

On December 28, 2005, the Board of Directors, acting as the Audit Committee, dismissed Ahearn, Jasco + Company, P.A. (“AJC’ or the “former accountant”) as the principal accountant to audit the Company's financial statements. The reports of AJC on the financial statements of the Company for the fiscal years ended December 31, 2004 (as amended) and 2003 contained no adverse opinion or disclaimer of opinion and were not modified as to uncertainty, audit scope or accounting principles except for the addition of an explanatory paragraph regarding the Company's ability to continue as a going concern.

The Company resolved a matter of accounting principles or practices and financial statement disclosure with its former accountant which, the Company believes, if it had not been resolved to the former accountant’s satisfaction, would have caused the former accountant to make reference to the subject matter of the disagreement in connection with its report. During the former accountant’s review of the Company’s interim quarterly financial statements for the nine-month period ended September 30, 2005, the Company and the former accountant disagreed as to the proper accounting and financial statement disclosure for a sale of the Company’s common stock to a related party. The Company ultimately recorded and disclosed the transaction to the satisfaction of the former accountant. The Board of Directors of the Company, acting as the Audit Committee, received and accepted the former accountant’s written statement of position as to the matter, however, there was no discussion of such disagreement between the Audit Committee or the Board of Directors and the former accountant. The Company has authorized AJC to respond fully to any inquiries of its successor auditor concerning the subject matter of the foregoing disagreement.

As part of the audit for the year ended December 31, 2004, the former accountant reported to management and the Board of Directors a material weakness in the Company's internal control over financial reporting. The former accountant reported that there are specific deficiencies in the Company’s internal accounting control structure design and operation as it pertains to control over the general ledger, and the preparation of financial statements from that general ledger, because of the absence of appropriate segregation of duties consistent with appropriate internal control objectives.

Except as stated in the preceding paragraphs, there were no disagreements between the Company and AJC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to the satisfaction of AJC, would have caused it to make reference to the subject matter of the disagreement in connection with its reports.

On December 28, 2005, the Company engaged the firm of Sherb & Co., LLP as its principal accountant to audit the Company's financial statements. Neither the Company nor anyone engaged on its behalf has consulted with Sherb & Co., LLP during the Company’s two most recently completed fiscal years or during its current fiscal year with regard to either: (i) the application of accounting principles to a specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company’s financial statements; or (ii) the matter described above that was the subject of a disagreement between the Company and AJC.

Item 4. Submission of Matters to a Vote of Security Holders.

On October 4, 2005, the Company held its Annual Meeting of Stockholders at its corporate offices in West Palm Beach, Florida. At the meeting Larry W. Denney, Sandra McDonald, P. E. MacAllister and Philip H. Good were elected to the Board of Directors by unanimous vote of those stockholders in attendance, who represented over 71% of the outstanding shares of Common Stock. Mr. Good resigned as a director on October 23, 2006.

Directors were elected for a term expiring at the next Annual Meeting of Stockholders. No other matters were submitted to the security holders of the Company for a vote during the fourth quarter of the fiscal year covered by this report.

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

Based on the Company's inquiries and copies of reports of beneficial ownership on Form 5 as of December 31, 2005 provided to the Company, Mr. Denney, Mr. Simpson, Ms. McDonald, Mr. MacAllister and Mr. Good filed reports of beneficial ownership on Form 5 on a timely basis as required by the Commission. Based on the Company's inquiries and copies of reports of ownership changes on Form 4, Mr. Denney, Mr. Simpson and Mr. Good each filed a late Form 4. On November 14, 2005 Mr. Good purchased 965,000 shares of Common Stock and Mr. Denney and Mr. Simpson each transferred 482,500 shares of Common Stock back to the Company, which transactions were not reported until November 21, 2005. Based on the Company's inquiries and copies of initial reports of beneficial ownership on Form 3, Ms. McDonald, Mr. MacAllister and Mr. Good each filed a late Form 3. Ms. McDonald was appointed to the Board on June 17, 2005, Mr. MacAllister was appointed to the Board on June 23, 2005, and Mr. Good was appointed to the Board on August 2, 2005; all three directors filed Form 3 on August 31, 2005.

Based on the Company's inquiries and copies of reports of beneficial ownership on Form 5 as of December 31, 2006 provided to the Company, Mr. Denney, Mr. Simpson, Ms. McDonald and Mr. MacAllister filed reports of beneficial ownership on Form 5 on a timely basis as required by the Commission. Based on the Company's inquiries and copies of reports of ownership changes on Form 4, all required reports were filed timely during 2006.

Controls and Procedures.

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of December 31, 2005, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2005, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

The Company's former independent auditors, in conjunction with their audit of the Company’s financial statements for the year ended December 31, 2004, advised the Company and the Audit Committee that in the auditors' view, the Company's disclosure controls and procedures were subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. The accounting department consists of the chief financial officer, who is a CPA, one accountant, and the controller, who is married to the chief executive officer of the Company. Additionally, the chief executive officer of the Company is active in review of all aspects of financial reporting. As a mitigating control, the chief executive officer, chief financial officer, controller, and the accountant do extensive review of all of the accounting records and financial reporting. The Company is a research and development company in the development stage. Since inception in 1996 the Company has been entirely funded by investment and has had no revenues to date in its intended business. Management believes that remediation of the cited lack of segregation of duties can be accomplished through the hiring of additional accounting personnel or by adding or modifying certain existing internal control procedures. As for hiring additional personnel, it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who have no other purpose, duties, or workload than to provide formal segregation of duties under internal control principles. In the future, the Company may hire additional accounting personnel as soon as it has sufficient financial resources and additional workload to justify such hiring.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III.

Item 1. Index to Exhibits.

The following exhibits are filed herewith:

Exhibit	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	3.2

Dairy Animal Waste Processing Operating Agreement, dated June 23, 1999, between Larsen Dairy, Inc. and the Company (incorporated herein by reference to Exhibit 6.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	10.1

Contract, dated January 13, 2004, between St. Lucie County, Florida and the Company (incorporated herein by reference to Exhibit 6.2 of the registrant's Amendment No. 1 to Form 10-SB, filed with the Commission on April 16, 2004)	10.2

Letter from Crowe Chizek & Company LLC, dated December 13, 2003 (incorporated herein by reference to Exhibit 16.1 of the registrant's Form 10-SB, filed with the Commission on December 19, 2003)	16.1

List of Subsidiaries*	21.1

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.1

*Filed herewith
Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.2

*Filed herewith

Item 2. Description of Exhibits.

The information required under this item is contained in Part III, Item 1, Index to Exhibits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.

Dated: July 23, 2007	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: July 23, 2007	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer (principal executive officer)

Dated: July 23, 2007	By:	/s/ Robert F. Kendall
Robert F. Kendall, CPA, Chief Financial Officer (principal financial and accounting officer)

Dated: July 23, 2007	By:	/s/ Sandra McDonald
Sandra McDonald, Director

Dated: July 23, 2007	By:	/s/ P.E. MacAllister
P.E. MacAllister, Director

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARY
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Biomass Processing Technology, Inc.

We have audited the accompanying consolidated balance sheet of Biomass Processing Technology, Inc. and its subsidiaries (the "Company"), a development stage company, as of December 31, 2005, and the related consolidated statements of operations, stockholders’ equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomass Processing Technology, Inc. and its subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage company that has had limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Notes 1 and 14. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Sherb & Company LLP

Sherb & Company, LLP

Certified Public Accountants
Boca Raton, Florida

July 2, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Biomass Processing Technology, Inc.

We have audited the accompanying consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2004 of Biomass Processing Technology, Inc. and its subsidiaries (the "Company"), a development stage enterprise. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations, changes in stockholders’ equity, and cash flows for the year ended December 31, 2004 of Biomass Processing Technology, Inc. and its subsidiaries in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage enterprise with limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities. This raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are described in Notes 1 and 14.

/s/ Ahearn, Jasco + Company, P.A.

AHEARN, JASCO + COMPANY, P.A.
Certified Public Accountants
Pompano Beach, Florida

March 18, 2005

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005

ASSETS

Current assets
Cash and cash equivalents	$138,671
Prepaid expenses and other current assets	182,525

Total Current Assets	321,196

Property and equipment, net	23,240,062

Other assets
Equipment system	328,968
Spare parts	1,074,948
Patent application costs	337,589
Deposits and other assets	101,780

Total Other Assets	1,843,285

Total Assets	$25,404,543

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$951,771
Accrued liabilities	757,279
Liability of discontinued operations - casualty loss reserve	192,949
Current portion of long term debt and capital leases	44,787

Total Current Liabilities	1,946,786

Notes payable - officer	39,325
Total Long-term Liabilities	39,325

Commitments and Contingencies

Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 71,145,657	1,422,913
Additional paid in capital	48,677,649
Deficit accumulated during the development stage	(26,682,130)

Total Stockholders’ Equity	23,418,432

Total Liabilities and Stockholders’ Equity	$25,404,543

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Years Ended December 31,
	Stage	2005	2004
	(Unaudited)

Revenues (Note 11)	$-	$-	$-

Operating expenses:
Research and development	19,719,522	4,822,954	2,049,288
Depreciation	3,645,765	2,043,377	576,628
Valuation adjustment -
Equipment system	1,793,681	1,793,681	-
Loss on disposal of assets	785,656	590,350	96,357

Total operating expenses	25,944,624	9,250,362	2,722,273

Interest expense	(403,619)	(30,438)	(31,258)

Loss from continuing operations	(26,348,243)	(9,280,800)	(2,753,531)

Discontinued operations (Note 11):
Net income (loss) from discontinued landfill contract activities	(333,887)	108,993	(521,959)

Net loss	$(26,682,130)	$(9,171,807)	$(3,275,490)

LOSS PER SHARE
Loss from continuing operations		$(0.13)	$(0.04)
(Loss) gain from discontinued operations		0.00	(0.01)

Basic loss per share		$(0.13)	$(0.05)

Weighted average number of common shares outstanding		70,695,167	69,712,575

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2003
(Unaudited)

					Deficit
					Accumulated
	Number of	Common			During the
	Common	Stock,	Subscription	Paid in	Development
	Shares	at Par Value	Receivable	Capital	Stage	Total
January 30, 1996 (Date of Inception)

Initial capitalization	36,266,624	$725,332	$-	$(705,332)	$-	$20,000

Contribution of common shares	(1,075,200)	(21,504)	-	21,504	-	-
Issuance of common shares as Compensation	192,000	3,840	-	26,160		30,000
Issuance of common shares	22,426,560	448,532	-	202,165	-	650,697
1996 net loss	-	-	-	-	(464,277)	(464,277)

Balances as of December 31, 1996	57,809,984	1,156,200	-	(455,503)	(464,277)	236,420
Contribution of common shares	(646,400)	(12,928)	-	12,928	-	-
Issuance of common shares as Compensation	384,000	7,679	-	112,321		120,000
Issuance of common shares	3,817,088	76,342	-	1,126,158	-	1,202,500
1997 net loss	-	-	-	-	(999,872)	(999,872)

Balances as of December 31, 1997	61,364,672	1,227,293	-	795,904	(1,464,149)	559,048
Contribution of common shares	(80,000)	(1,600)	-	1,600	-	-
Issuance of common shares	2,087,200	41,744	-	1,795,256	-	1,837,000
1998 net loss	-	-	-	-	(673,625)	(673,625)

Balances as of December 31, 1998	63,371,872	1,267,437	-	2,592,760	(2,137,774)	1,722,423
Contribution of common shares	(131,680)	(2,634)	-	2,634	-	-
Issuance of common shares	1,454,608	29,093	-	2,854,827	-	2,883,920
1999 net loss	-	-	-	-	(1,722,762)	(1,722,762)

Balances as of December 31, 1999	64,694,800	1,293,896	-	5,450,221	(3,860,536)	2,883,581
Contribution of common shares	(31,680)	(634)	-	634	-	-
Issuance of common shares	2,740,556	54,812	(19,850)	10,003,468	-	10,038,430
2000 net loss	-	-	-	-	(1,845,650)	(1,845,650)

Balances as of December 31, 2000	67,403,676	1,348,074	(19,850)	15,454,323	(5,706,186)	11,076,361
Contribution of common shares	(6,000)	(120)	-	120	-	-
Issuance of common shares	876,716	17,534		10,529,426	-	10,546,960
Settlement of subscription receivable			6,150			6,150
2001 net loss	-	-	-	-	(1,986,557)	(1,986,557)

Balances as of December 31, 2001	68,274,392	$1,365,488	$(13,700)	$25,983,869	$(7,692,743)	$19,642,914

(continued on next page)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2003
(Unaudited)

(continued)

					Deficit Accumulated
	Number of	Common			During the
	Common	Stock,	Subscription	Paid in	Development
	Shares	at Par Value	Receivable	Capital	Stage	Total

Balances as of December 31, 2001	68,274,392	$1,365,488	$(13,700)	$25,983,869	$(7,692,743)	$19,642,914
Contribution of common shares	(123,575)	(2,472)	-	2,472	-	-
Issuance of common shares	403,966	8,080	-	5,599,740	-	5,607,820
Settlement of subscription receivable	-	-	13,700	-	-	13,700
2002 net loss	-	-	-	-	(3,953,004)	(3,953,004)

Balances as of December 31, 2002	68,554,783	1,371,096	-	31,586,081	(11,645,747)	21,311,430
Contribution of common shares	(265,530)	(5,311)	-	5,311	-	-
Issuance of common shares	1,142,535	22,851	-	5,514,849	-	5,537,700
2003 net loss	-	-	-	-	(2,589,086)	(2,589,086)

Balances as of December 31, 2003	69,431,788	$1,388,636	$-	$37,106,241	$(14,234,833)	$24,260,044

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 1, 2004 THROUGH DECEMBER 31, 2005

				Deficit Accumulated
	Number of	Common	Additional	During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total
Balances as of January 1, 2004	69,431,788	$1,388,636	$37,106,241	$(14,234,833)	$24,260,044

Contribution of common shares	(239,325)	(4,787)	4,787	-	-

Issuance of common shares	736,450	14,729	3,839,021	-	3,853,750
Conversion of Promissory Note	2,500	50	9,950	-	10,000

2004 net loss	-	-	-	(3,275,490)	(3,275,490)

Balances as of December 31, 2004	69,931,413	1,398,628	40,959,999	(17,510,323)	24,848,304
Issuance of common shares	1,179,444	23,589	4,624,346	-	4,647,935
Issuance of common shares to
Related Party (Note 4 ):
Contribution of common shares	(1,092,600)	(21,852)	21,852	-	-
Acquisition of common stock	(127,600)	(2,552)	(40,948)	-	(43,500)
Issuance to related party	1,255,000	25,100	3,112,400	-	3,137,500
2005 net loss	-	-	-	(9,171,807)	(9,171,807)
Balances as of December 31, 2005	71,145,657	$1,422,913	$48,677,649	$(26,682,130)	$23,418,432

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative During
	Development	Years Ended December 31,
	Stage	2005	2004
	(Unaudited)
Operating Activities
Net Loss from continuing operations	$(26,348,243)	$(9,280,800)	$(2,753,531)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	3,645,765	2,043,377	576,628
Valuation adjustment - equipment system	1,793,681	1,793,681	-
Loss on disposal of assets	785,656	590,350	96,357
Stock-based compensation	163,700	-	-
Non-cash expense-common stock transaction	1,737,500	1,737,500	-
Changes in certain assets and liabilities:
Prepaid expenses & other current assets	(231,491)	52,936	(11,203)
Deposits, spare parts, and other assets	(439,087)	(337,307)	(505)
Accounts payable and accrued liabilities	1,765,199	(395,197)	1,399,358
Net Cash Used in continuing operations	(17,127,320)	(3,795,460)	(692,896)

Net income (loss) from discontinued operations	(333,887)	108,993	(521,959)
Adjustments to reconcile net cash used in discontinued operations:
Reserve (adjustment) for casualty loss	375,282	(109,718)	485,000
Changes in certain assets and liabilities:
Assets of discontinued operations -
Accounts Receivable	-	79,963	21,540
Liabilities of discontinued operations	(230,810)	(336,477)	105,667
Net Cash Provided by (Used in) Discontinued Operations	(189,415)	(257,239)	90,248

Net Cash Used in Operating Activities	(17,316,735)	(4,052,699)	(602,648)

Investing Activities
Proceeds from sale of assets	137,230	-	41,300
Patent application costs	(337,589)	(91,100)	(148,329)
Construction of equipment system	(2,331,504)	(193,721)	(490,462)
Purchases of property and equipment	(27,101,477)	(1,378,944)	(2,872,740)

Net Cash Used in Investing Activities	(29,633,340)	(1,663,765)	(3,470,231)

(Continued)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)

	Cumulative During
	Development	Years Ended December 31,
	Stage	2005	2004
	(Unaudited)
Financing Activities
Proceeds from long-term debt issuances	219,596	-	10,000
Repayment of debt and capital leases	(1,359,537)	(125,484)	(248,828)
Proceeds from (payments on)
Note payable - officer	39,325	(68,375)	107,700
Re-acquisition of common stock	(43,500)	(43,500)	-
Proceeds from common stock issuance	48,232,862	6,047,935	3,853,750
Net Cash Provided by Financing Activities	47,088,746	5,810,576	3,722,622

Net increase (decrease) in cash and cash equivalents	138,671	94,112	(350,257)

Cash and cash equivalents at beginning of the period	-	44,559	394,816

Cash and cash equivalents at the end of the period	$138,671	$138,671	$44,559

CASH PAID DURING THE PERIOD FOR:

Interest (net of amounts capitalized)	$402,479	$33,616	$26,940
Income taxes	$-	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. During the years ended December 31, 2005 and 2004, the Company acquired equipment and vehicles by entering into new capital lease arrangements totaling $-0- and $155,975, respectively. Since inception, the Company acquired equipment and vehicles by entering into capital leases totaling $1,330,277 (Unaudited). (See Note 7 - Capital Leases.)

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
DECEMBER 31, 2005 AND 2004

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

The accompanying consolidated financial statements include the accounts of Biomass Processing Technology, Inc. and its wholly-owned subsidiaries, Omni Environmental Corporation (formerly known as Omni Technologie International, Ltd. and incorporated in Delaware on June 23, 1989), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”).  All significant inter-company accounts and transactions have been eliminated in consolidation. CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the CAV1 facility when operational. IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets.  These two companies were inactive in 2003. Certain assets were transferred to CAV1 and IP by the parent as of January 1, 2004, and the accounts of these subsidiaries are included in the consolidated group beginning January 1, 2004.  The transfer of assets to the subsidiaries was done to address future organizational needs and does not represent any change in current year operations.

Going Concern Considerations: In December 2004, the Company commenced operating the CAV facility on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under accounting principles generally accepted in the United States of America because it has not yet generated significant revenues in its intended business. During initial stages of operating the CAV the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage company with a working capital deficit of $1,625,590, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities. The Company also reflected a net loss of $9,171,807 and net cash used in operations of $4,052,699 for the year ended December 31, 2005. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (Continued)

As further detailed in Note 14 - Subsequent Events, during the eighteen months subsequent to December 31, 2005, the Company allocated its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008 subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and operating and cash flows, the Company plans to begin operating its existing production facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6) at its CAV1 facility in Okeechobee, Florida.

The Company believes that its current capital resources will be insufficient to fund the Company's intended operations and expansion beyond the third quarter of 2007 and that it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of both. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying consolidated financial statements may be materially affected.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates: The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results may differ from these estimates.

Revenue Recognition, Accounts Receivable and Credit Risk: The Company follows the criteria of the Securities and Exchange Commission Staff Accounting Bulletin 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product or service has occurred, the sales price is fixed or determinable, and collectibility is reasonably assured. The Company recognizes revenue upon acceptance of delivery of its product or service by its customers at agreed prices.

All of the Company’s accounts receivable and revenues were from one customer using credit terms customary in the industry pursuant to a contract that ended January 13, 2005 (See Note 11 - Discontinued Operations).

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No allowance for bad debts has been recorded at December 31, 2005 or 2004 based upon management estimates, historic loss experience and current economic conditions. The Company incurred no bad debt expenses for the years ended December 31, 2005 and 2004.

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

Construction in Process: The Company has constructed equipment for internal use. Depreciation on much of the equipment began in December 2004, when the assets were placed in service. Interest totaling $294,801 ($-0- and $24,274 for the years ended December 31, 2005 and 2004, respectively) was capitalized into this self-constructed asset from inception of construction through the date the assets were placed in service pursuant to applicable accounting principles. (See Note 3 - Property and Equipment for detail of Construction in Process amounts.)

Equipment System: The Company has constructed an equipment system (referred to as an EcoGold™ Processor) which produces animal feed protein supplement while simultaneously removing polluting phosphorus and nitrogen from watersheds at remote Confined Animal Feed Operations (referred to in the agricultural industry as “CAFOs”). This equipment system utilizes the Company’s new proprietary technology, a portion of which is the subject of the patent applications discussed below. The Company intends to market its EcoGold™ Processor to the over 17,000 large CAFOs in the United States, subject to the requirements of the U.S. Environmental Protection Agency (EPA) on the basis that it will enable CAFOs to achieve certain pollution management compliance levels.

The asset comprises three separate, but coordinated, systems to:

•
Separate Sand and Foreign heavy materials (PS for “Preliminary Sand” separation is the Company’s product designation). This consists of dual large (several thousand gallon) stainless steel vessels, with appropriate material-handling sensors and controls to separate, on a continuous basis without operator interaction the tons of sand daily that is mixed with the manure flow, with sufficient cleanliness that the sand can be reused as bedding material.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•
Separate liquid and dissolved solids from fibrous solid manure (S/L for “Solid/Liquid” separation is the Company’s product designation). This is composed of dual 4,000 gallon stainless steel tanks with appropriate sensors and controls to effect separation and extraction of the fiber and sand-free liquid (containing most of the nutrients and pollutants), at the rate of 144,000 gallons per day.

•
Fermentation and flocculation (F for “Fermentation” is the Company’s product designation). This component of the system sterilizes the liquid stream, on a continuous basis, and subjects the flow to oxidative, dual fermentation and then flocculation to remove nutrients (pollutants) not removed by fermentation and pumps the cleaned water to a land distribution system. This is the most complex segment of the processing, and consists of dual, multi-thousand gallon, proprietary, stainless steel fermentation units, a steam boiler, cooling tower, Freon chiller, heat exchangers and sanitary piping, sensors and controls for working in a sterile environment.

Dual computer control rooms are part of the system and are provided for computer control by reacting to the hundreds of sensors and control devices employed.

The equipment system represents the construction of a single unit partially installed at a large dairy operation. The system is the embodiment of equipment and processing design that is the subject of the seven U.S. and corresponding foreign patent applications filed on behalf of the Company. No other units are currently under construction. The Company plans to enter into licensing arrangements with manufacturers to build additional units of the equipment system in the future. The Company does not plan to sell the existing unit and does not plan to sell any units that might be constructed in the future. The existing unit is not ready for lease as installation is not complete; additional testing is needed to make the existing unit operational. The Company plans to enter into lease/rental agreements with Confined Animal Feed Operations whereby the Company maintains title to the equipment and provides service and license rights within the scope of the rental agreement. The reason the Company intends to lease rather than sell the units is to ensure quality service and maintenance of the equipment such that it will continue to perform well at all installations. Upon completion of installation, additional testing will be required to bring the unit to operational status. The Company intends to complete this work after the CAV facility becomes operational.

The equipment is reflected at $328,968 as of December 31, 2005. During 2005, the Company reclassified “Equipment in process, held for sale” from current assets to “Other Assets - Equipment system” consistent with the Company’s current intention to offer the equipment for rental, with servicing and licensing included.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As further detailed in Note 14, Subsequent Events, due to the effects of the Florida hurricanes in 2005, during 2006 and 2007 the Company made an adjustment to its business plan which affected the timing of completing installation and testing of the EcoGold™ Processor. Management determined that the Company did not have the personnel resources to allocate toward completion of the installation of the equipment system prior to completion and testing of additional construction at the CAV facility. The Company has expended approximately $2.3 million on development of the equipment system. Management believes that when installation and testing of the system is complete there will be a significant market for the system among the approximately 17,000 CAFO’s in the United States; however, currently there is no equivalent equipment or comparable technology on the market as one method to validate total cost as representing a recoverable value. Accordingly, the Company has written off $1,793,681 as a valuation adjustment to reflect the capitalized portion of the equipment system at the cost basis of components of the equipment that are interchangeable and available for alternative use in the Company’s CAV processing facility. The Company has also reclassified some components of the system as spare parts inventory to reflect the Company’s utilization or potential utilization of those parts common to both projects for development of the CAV facility.

Accounting for the Impairment of Long-Lived Assets: The Company accounts for the impairment of long-lived assets in accordance with Financial Accounting Standards, SFAS No. 144 - Accounting for the Impairment or Disposal of Long-lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any exceeds its fair market value. During 2005 the Company recognized an adjustment on the EcoGold™ Processor equipment system as detailed above.

Spare Parts: The Company’s CAV facility is designed to operate on a continuous basis, requiring an extensive inventory of spare parts. During 2005 the Company enhanced its system of spare parts inventory reporting and system of physical counts of spare parts inventory. Those spare parts which had previously been recorded in construction in process accounts but had not been affixed to a construction project were adjusted to the “Spare Parts” account (see Note 3). Spare parts are reflected at a cost of $1,074,948 as of December 31, 2005, classified in “other assets.”

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents: Costs incurred to apply for patents have been capitalized. On May 16, 2005, the Company filed seven Patent Cooperation Treaty (“PCT”) applications, claiming priority to seven provisional patent applications the Company previously filed with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. The filing of the PCT applications extended the time allowed to the Company to complete filing formal U.S. applications, and gave the Company the ability to extend the time for filing applications with foreign governments that are Patent Cooperation Treaty participants. In November, 2006, the Company filed final patent applications in the United States and 18 other countries based on the seven PCT applications previously filed. Upon the granting of any patents, the associated costs will be amortized over the life of the patents.

The technology covered by the Company’s patent applications involves pre-treatment, core fermentation, and post treatment aspects. The Company believes each of these aspects has unique elements, and the patent applications seek coverage in each of these general areas. Both equipment and process innovations are covered for many diverse waste streams. Treatment of all the waste streams utilizes the central inventive aspects of the process (“core technology”).

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
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The Company refers to these processes as its EcoGold™ technology. The processes involve the recovery of nutrient value from dilute, variable waste streams by fermentation processing. The technology encompasses several variations that include cheese whey, ethanol fermentation waste, and recovery of nutrient specific to manure waste of various animal species such as hogs, poultry, and cattle.

The Company can give no assurance that its patent applications will result in the issuance of any specific patents, or that any patents that may be issued will withstand challenge, provide any specific protection or ultimately be of commercial value to the Company.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amounts of the Company’s debt obligations approximate fair value, as the terms and interest rates are at levels that approximate current market conditions. Amounts due from or due to stockholders are not subject to reasonable fair value estimation because of their unique nature.

Share-based Payments: In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or “SAB 107.” SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS 123. Effective January 1, 2005, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Stock-Based Compensation: Effective January 1, 2005, the Company adopted the provisions of SFAS No. 123(R), “Share-Based Payment,” under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payment to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations.

During 2005 and 2004, the Company did not grant any stock options.

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
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. No diluted EPS are presented because the Company did not have any financial instruments convertible into shares of the Company’s stock outstanding as of December 31, 2005 and 2004.

Research and Development: All research and development costs are expensed as incurred. The Company’s research and development activities are described in Note 1 and costs for such activities totaled $4,822,954 and $2,049,288 for the years ended December 31, 2005 and 2004, respectively.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. During 2005 and 2004, the Company has reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Comprehensive Income: A statement of comprehensive income (loss) has not been included, per SFAS No. 130, “Reporting Comprehensive Income,” as the Company has no items of other comprehensive income (loss). Comprehensive loss is the same as net loss for all periods presented.

Reclassifications: Certain fiscal 2004 amounts have been reclassified to conform to the fiscal 2005 presentation. Such reclassifications primarily related to the presentation of discontinued operations.

Recent Accounting Pronouncements:  In February 2006, the Financial Accounting Standards Board issued Statement No. 155 (“SFAS No 155”), “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140.” Management does not believe that this statement will have a significant effect as the Company does not use such instruments.

In August 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after December 15, 2007, which, for the Company, is effective for fiscal 2007 beginning January 1, 2007. This is a six-month extension from the previously established July 15, 2007 compliance date established in May 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

In September 2006, the FASB issued FASB Statement No. 157. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practices. This Statement is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes this Statement will have no effect on the financial statements of the Company once adopted.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for the Company, is effective for fiscal 2007 beginning January 1, 2007. Management believes that the adoption of SAB 108 will not have a material effect on the Company’s results of operations, cash flows or financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 3 - PROPERTY AND EQUIPMENT

As of December 31, 2005, property and equipment consisted of the following:

2005
Machinery and equipment	$18,544,664
Furniture and fixtures	142,083
Transportation	100,495
Leasehold improvements	553,921
Buildings	1,538,582
Construction in process	5,690,792
Total	26,570,537
Accumulated depreciation	(3,330,475)
Property and equipment, net	$23,240,062

In December 2004, the Company began depreciating equipment at its CAV1 facility using a preliminary estimated service life of five years. During 2005, the Company analyzed all of the facility’s component assets and their estimated service lives and made the following changes within property and equipment: (1) the Company wrote off construction in process components valued at $541,384 which were determined to be obsolete portions of the facility; (2) the Company reclassified as construction in process components valued at $4,340,691 identified as parts of the facility not yet in service; (3) the Company identified a group of machinery components with service lives of seven years and another group of machinery and equipment with service lives of twenty years; (4) the Company identified spare parts which had previously been recorded in construction in process accounts but had not been affixed to specific construction projects, adjusted to the “Spare Parts” account, and reclassified as “Other Assets.” During 2005, the Company began depreciating assets based on the revised assessment of assets placed in service and the revised estimate of the service lives of the components of the equipment as described above.

Depreciation on assets placed in service amounted to $2,043,377 and $576,628 for the years ended December 31, 2005 and 2004, respectively.

Certain assets are pledged as collateral on debt and capital leases (see Note 6).

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 4 - RELATED PARTY TRANSACTIONS

During 2004, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and Chief Executive Officer, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Through December 31, 2004, Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, was payable on or before January 1, 2007 and could be prepaid without penalty. Accrued interest, which is presented as a component of accrued expenses, totaled $1,140 as of December 31, 2005. During the year ended December 31, 2005, the Company made payments of $68,375 in principal and $5,240 in interest and $2,062 in interest was accrued. The balance of the loan as of December 31, 2005 was $39,325. During 2006 the Company paid off in its entirety the Note Payable - Officer with payments of $39,325 in principal and $2,561 in interest.

Jack B. Simpson, a cofounder of the Company and a principal stockholder, advanced the Company $3,000 as a short-term, non-interest bearing loan which was included in accrued expenses as of December 31, 2004, at which time Mr. Simpson was also a Director. This amount was repaid to Mr. Simpson during the three months ended March 31, 2005.

During the year ended December 31, 2004, the Board of Directors approved payment of $67,110 in consulting fees for shareholder relations services provided by a company wholly-owned by Mr. Simpson. As of December 31, 2004, the balance due on these fees of $42,110 was included in accrued expenses. This amount was paid during the three months ended March 31, 2005. The Board also approved the payment of an additional $16,777 in consulting fees to the same company during the three months ended March 31, 2005.

On September 27, 2005, Philip H. Good, a Director of the Company, acquired 290,000 shares of the Company’s common stock, pursuant to the following transactions. Larry W. Denney, President, Chief Executive Officer, and Chairman of the Board, transferred 127,600 shares of common stock he owned to the Company as a capital contribution; the Company purchased 127,600 shares of common stock from Jack B. Simpson, a co-founder and former director of the Company, for $43,500; and the Company sold such shares, along with 34,800 of newly issued shares for a total of 290,000 shares, to Mr. Good for cash consideration of $435,000. The transactions resulted in net cash proceeds to the Company of $391,500 for a net increase of 34,800 issued and outstanding shares of common stock.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

On November 14, 2005, the Company sold 965,000 shares of common stock to Mr. Good for $965,000 in cash. Of the shares sold, 482,500 shares were contributed to the Company by Mr. Denney and 482,500 shares were contributed to the Company by Mr. Simpson. The transactions resulted in net cash proceeds to the Company of $965,000 with no net increase of issued and outstanding common shares. On September 11, 2006, the Board approved the issuance of 2,621,236 shares of common stock as a price adjustment to all shareholders who purchased shares between October 19, 2005 and the date of the resolution; included in this issuance were 550,000 shares issued to Mr. MacAllister and 1,715,000 shares issued to Mr. Good, 965,000 of which matched his purchase on November 14, 2005.

In conjunction with the two sales to Mr. Good, Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company's value resulting from their stock contributions and Mr. Simpson’s sale of his personal stock to the Company, both of which were done in conjunction with raising additional capital. The contributed shares were accounted for as capital contributions to the Company at par value of $.02 per share, as a decrease in common stock issued and outstanding and an increase in additional paid in capital. The stock acquisition of 127,600 shares for $43,500 was recorded as a reduction of common stock issued and outstanding at par value of $.02 in the total amount of $2,552 and a reduction of additional paid in capital of $40,948. As of December 31, 2005, directly and indirectly Mr. Denney owned 32,320,163.5 shares and Mr. Simpson owned 15,333,931.5 shares.

In conjunction with the two stock purchases by Mr. Good, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $1,737,500 non-cash increase in its “additional paid in capital” account and recorded a non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between “fair value” (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent “fair value” and cannot be viewed as an “arms-length transaction” for purposes of the application of the rule and for the related computation.

There is no established trading market for the Company’s common stock. Relative to companies with publicly-traded stock, the Company has few sales that can be used as a method for the determination of “fair value” under the related party stock transaction rules. The most recent sales to existing stockholders by the Company prior to the two related party transactions were during an offering at $2.50 per share which was available to existing stockholders only; this offering commenced June 15, 2005 and closed on August 15, 2005.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 4 - RELATED PARTY TRANSACTIONS (Continued)

There were no sales of stock by the Company to existing stockholders other than the two related party transactions from the closing of the offering on August 15, 2005 through December 31, 2005. Therefore, the Company used the $2.50 per share sales price from the most recent previous offering in the computation required under these rules as follows.

	Purchase of Sept. 27, 2005	Purchase of Nov. 14, 2005	Total
Most Recent Offering Price	$2.50	$2.50
Related Party Price	(1.50)	(1.00)
Difference per Share	$1.00	$1.50
Number of Shares Purchased	290,000	965,000

Non-Cash Transaction Expense	$290,000	$1,447,500	$1,737,500

Because the accounting entries result in an increase to accumulated deficit and an offsetting increase to additional paid in capital, recording of the non-cash transaction has no effect on total stockholders’ equity.

Mr. Good and P. E. MacAllister, a director, purchased stock subsequent to year end. (See Note 14 - Subsequent Events.)

During the year ended December 31, 2004, Mr. Denney and Mr. Simpson directly transferred an aggregate of 239,325 of their own shares of Company common stock to the Company for no consideration to them, in connection with the sale of those shares by the Company in private placements of the Company’s common stock. Each stockholder contributed half of the shares. The Company was engaged in capital raising during 2004; the shares were contributed to reduce the dilutive effect on existing stockholders of sales of stock at lower prices than what previous investors had paid. Mr. Denney and Mr. Simpson as the largest stockholders stood to benefit from an increase in the Company's value resulting from raising the additional capital. After the 2004 transactions, Mr. Denney owned 33,532,893.5 shares and Mr. Simpson owned 15,896,031.5 shares. On March 1, 2004 the Company issued and sold 200,000 shares of Common Stock to a single investor for aggregate proceeds of $700,000. In connection with this sale, Mr. Denney contributed 25,000 shares of Common Stock for no consideration to him. The Company issued and sold 428,650 shares at $5.00 per share for aggregate proceeds of $2,143,250. Of the 428,650 shares, 214,325 shares were contributed to the Company by Mr. Denney and Mr. Simpson (107,162.5 shares each). The shares were accounted for as capital contributions to the Company at par value of $.02 per share as a decrease in common stock issued and outstanding and an increase in additional paid in capital.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities represent expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At December 31, 2005, accrued liabilities consisted of the following:

December 31, 2005
Accrued Property Taxes	$503,904
Deferred Officers Salaries	125,816
Accrued Vacation	37,642
Accrued Payroll and Payroll Taxes	39,777
Accrued Professional Fees	49,000
Accrued Interest - officer loan	1,140

Total Accrued Liabilities	$757,279

NOTE 6 - LONG TERM OBLIGATIONS

Long term obligations as of December 31, 2005 consisted of the following:

2005
Debt - Installment notes collateralized by vehicles and farm equipment payable in monthly installments of $460 including interest at rates ranging from 0.0% to 14.9% through June 2006. Two notes were repaid during 2005.	$3,704

Obligations under capital leases (see Note 7)	41,083
Total long-term obligations	44,787

Less: current maturities	44,787

Long-term portion	$-

Future maturities of long-term debt and capital leases are $44,787 in 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 7 - CAPITAL LEASES

Since inception, the Company acquired equipment and vehicles by entering into capital leases totaling $1,330,277. The Company has entered into several lease agreements for operating and laboratory equipment, which agreements are accounted for as capital leases expiring through 2006, payable in monthly installments of $5,064 including imputed interest at rates ranging from 10.1% to 20.4%. During 2005, the Company repaid two lease agreements.

The following table shows the value of those assets still subject to capital lease payments as of December 31, 2005. The assets are included in the balance sheet under the caption “Property and equipment, net.”

2005
Historical cost	$232,778
Accumulated depreciation	(110,854)
Net	$121,924

Future minimum lease payments as of December 31, 2005 under capital leases are as follows:

Payments due in 2006	$43,391
Amount representing interest	(2,308)
Present value of net minimum lease payments (see Note 6)	$41,083

NOTE 8 - EQUITY CAPITAL

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

Private Placements of Common Stock: During the year ended December 31, 2005, the Company directly sold 2,434,444 shares of common stock through private placements that resulted in net proceeds to the Company of $6,047,935. Mr. Denney, who is the Chairman, President, CEO and a principal shareholder, and Mr. Simpson, who is a principal shareholder and who was a director from inception through June 2005, directly transferred 1,092,600 shares of common stock they owned to investors who purchased common stock from the Company in the private placements. Additionally, the Company acquired 127,600 shares from Mr. Simpson for $43,500. The transferred shares were accounted for as capital contributions to the Company and then recorded as shares issued to the investors in the private placements. The acquired shares were accounted for as reduction in common stock and additional paid in capital and then recorded as shares issued to the investors in the private placements. (See Note 4 - Related Party Transactions.) These transactions resulted in net proceeds to the Company of $6,004,435 for the net issuance of 1,214,244 additional shares of common stock during the year ended December 31, 2005.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 8 - EQUITY CAPITAL (Continued)

During the year ended December 31, 2004, the Company directly sold 736,450 shares of common stock through private placements that resulted in net proceeds to the Company of $3,853,750. Mr. Denney and Mr. Simpson directly transferred 239,325 shares of common stock they owned to investors who purchased common stock from the Company stock in the private placements. These 239,325 shares were accounted for as capital contributions to the Company, and as shares issued to the investors in the private placements.

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

NOTE 9 - NET LOSS PER COMMON SHARE

For the years ended December 31, 2005 and 2004, basic and diluted weighted average common shares include only common shares outstanding, as the Company does not have any common share equivalents. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	2005	2004
Common shares outstanding	71,145,657	69,931,413
Effect of weighting	(450,490)	(218,838)

Weighted average common shares outstanding	70,695,167	69,712,575

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 10 - INCOME TAXES

A summary of income taxes for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
Currently payable (refundable):
Federal	$-	$-
State	-	-
Deferred tax (benefit) provision	(2,775,000)	(1,259,426)
Income tax (benefit) provision	(2,775,000)	(1,259,426)
Change in valuation allowance	2,775,000	1,259,426

Total income tax provision	$-	$-

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets as of December 31, 2005 approximate the following:

Net operating loss carryforward	$11,130,000
Depreciation timing differences	(2,583,000)
R&D credit carryforward	481,000
Valuation adjustment - equipment system	690,000
Other	48,000
Valuation allowance	(9,766,000)

Net deferred income tax asset	$-

The Company’s tax expense differs from the “expected” tax (benefit) for the years ended December 31, 2005 and 2004, computed by applying the statutory Federal tax rate of 35% to loss before taxes, as follows:

	2005	2004
Computed “expected” tax (benefit)	$(3,210,000)	$(1,146,000)
State tax (benefit), net of
Federal tax effect	(321,000)	(115,000)
Permanent Differences	675,000	3,000
Other	81,000	(1,000)
Change in valuation allowance	2,775,000	1,259,000
	$-	$-

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 10 - INCOME TAXES (Continued)

The Company has tax net operating loss carryforwards totaling approximately $28,900,000 expiring at various times through the year 2025 to offset future federal taxable income.

The Company also has research and development credit carryforwards of approximately $481,000 as of December 31, 2005, which are available to offset future federal income tax liabilities.

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

Certain provisions of the tax laws may limit the tax net operating loss carryforwards available for use in any given year in the event of certain changes in ownership.

NOTE 11 - DISCONTINUED OPERATIONS

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

Because of the reclassification of previously reported revenues to discontinued operations, the Company now reports $ -0- revenues. The revenue and the operating results of the discontinued activities described above for the year ended December 31, 2005 and 2004, and for the cumulative period during development stage were as follows:

	Cumulative
	During	For the Years
	Development	Ended December 31,
	Stage	2005	2004
	(Unaudited)

Revenues	$8,448,276	$468,772	$1,152,641

Cost of Services Provided	8,782,163	359,779	1,674,600

Net Income (Loss)	$(333,887)	$108,993	$(521,959)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 11 - DISCONTINUED OPERATIONS (Continued)

The following items have been reclassified from presentation within operating expenses in prior period financial statements to discontinued operations as reflected above. Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie landfill site. “Cost of Services Provided” in the discontinued operations shown above for the year ended December 31, 2005 includes an adjustment of $109,718 for revisions reducing the accrual.

There were no assets related to discontinued operations as of December 31, 2005. Liability related to discontinued operations as of December 31, 2005 is the reserve for casualty loss, the balance of which was $192,949 (See Note 12 - Casualty Loss).

NOTE 12 - CASUALTY LOSS

In May 2004, a fire caused extensive damage to a piece of the Company’s equipment at the St. Lucie County landfill site and minor damage to several other pieces of ancillary machinery. The Company's insurance carrier has taken the position that the Company's insurance coverage on the damaged equipment limited the insurer's liability to $15,000. The Company contended that the equipment was fully insured, and alternatively that if the Company's coverage was in fact so limited, this limitation was attributable to the negligence and misrepresentation of the insurance agent who placed the insurance policy, who should be held liable for the difference. The damaged equipment was pledged as security for the Company’s obligations under an equipment lease, for which the Company remained liable to the equipment lessor.

Pending resolution of the insurance coverage dispute, the Company accrued a $485,000 loss provision, net of $15,000 received from insurance proceeds, as an estimate of the loss incurred. As of December 31, 2005 the balance on the accrual was $192,949. The balance of this liability was paid off in 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company has entered into several operating leases for the rental of office facilities. The terms of the leases expire in October, 2006. As of December 31, 2005, future minimum lease payments under the leases were $152,732.

Exclusive of a land lease that is part of the “Dairy Farm Waste Agreement” discussed below, rent expense amounted to $186,674 and $183,613 for the years ended December 31, 2005 and 2004, respectively. In addition, there is $142,309 of rent expense that is included in discontinued operations.

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 13 - COMMITMENTS AND CONTINGENCIES (Continued)

Litigation: From time to time the Company is exposed to claims and legal actions in the normal course of business, some of which are initiated by the Company (See Note 12 - Casualty Loss). Management believes that the settlement or resolution of these actions will not have a material effect on the financial position or results of operations of the Company.

NOTE 14 - SUBSEQUENT EVENTS

Sales of Securities: During the year ended December 31, 2006, the Company directly sold 5,388,843 shares of common stock through private placements in offerings available only to existing stockholders that resulted in net proceeds to the Company of $3,644,670. Of the shares sold, 1,536,236 shares of common stock were contributed by the Company’s two founders (see below). In conjunction with an offering commencing on September 14, 2006 available only to existing stockholders, the Company distributed 2,621,236 “matching” shares of common stock to stockholders who had purchased shares between October 19, 2005 (the date Hurricane Wilma crossed Florida with an impact causing an adjustment to the Company’s business plan as detailed below) and the commencement of the new offering. The Board approved the distribution of the additional shares as an adjustment of the purchase price paid by such stockholders, in light of the unanticipated effects of the Florida hurricanes, which significantly delayed the Company’s timeline for becoming operational and the fact that the Company was offering shares at a lower price in the September 14, 2006 offering than the price previously paid by such stockholders. During the year ended December 31, 2006, on various dates the Company directly sold 30,454 shares of common stock through private placements that resulted in net proceeds to the Company of $152,273 in an offering available to new accredited investors.

During the first six months of 2007 to the date of this report, on various dates the Company directly sold 1,519,419 shares of common stock through private placements in an offering available only to existing stockholders that resulted in net proceeds to the Company of $880,931. On various dates the Company directly sold 22,400 shares of common stock through private placements that resulted in net proceeds to the Company of $112,000 in an offering available to new accredited investors.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 14 - SUBSEQUENT EVENTS (Continued)

Related Party Transactions - Stock Sales: The following related party transactions are included in the 2006 common stock sales amounts reported above. On various dates between January 25, 2006, and May 17, 2006, in private offerings to existing stockholders only, the Company sold an aggregate of 1,536,236 shares of common stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believe to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed by Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, and Jack B. Simpson, a co-founder of the Company, a principal stockholder, and former director; Mr. Denney and Mr. Simpson each contributed half of the shares. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors. Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. After the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,565,813.5 shares.

Included in the sales of the contributed common stock were the following: on January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 and on May 2, 2006, the Company sold 200,000 shares of common stock for $200,000 to P. E. MacAllister, a director.

On June 30, 2006, the Company sold 750,000 shares of common stock for $750,000 to Philip H. Good, a former director. Mr. MacAllister purchased 100,000 shares for $100,000 on August 31, 2006, 200,000 shares for $100,000 on September 27, 2006, and 400,000 shares for $200,000 on October 24, 2006. Mr. Good purchased 600,000 shares for $300,000 on September 27, 2006. Included in the 2,621,236 “matching” shares issued to existing stockholders as a price adjustment, as described above, were 550,000 shares issued to Mr. McAllister and 1,715,000 shares issued to Mr. Good.

Settlement: On August 2, 2006 the Company accepted $75,000 in cancellation of an order of a piece of equipment for which the Company had made a deposit of $123,966. The write-down of $48,966 was recorded as loss on disposition of asset as of December 31, 2005.

Tax Lien on Equipment: The tax authorities of Okeechobee County, Florida have assessed the Company for personal property taxes on the manufacturing and production equipment included in the Company’s CAV facility. The amount of these taxes for the 2004 calendar year was $179,355. The Company did not pay this amount when it was asserted to be due, and in June 2006, the County filed a lien on the Company's equipment in the amount of the back taxes. In May 2007 the County filed an additional lien in the amount of $328,259 for 2005 personal property taxes. The Company has been billed for an additional $328,574 for 2006 personal property taxes. The amounts due may be increased by penalties and interest.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005 AND 2004

NOTE 14 - SUBSEQUENT EVENTS (Continued)

The County may enforce the lien by seizing the Company's equipment and offering it for sale to third parties. The Company believes that the County may not sell the lien, or a tax certificate secured by the lien, to a third party. The Company has been in discussions with County officials regarding the tax liability, has indicated its intention to satisfy the liability after the Company becomes operational and has the financial capacity to do so, and has made good-faith payments to the County of approximately $62,200 towards the Company's tax liability.

Adjustment to Business Plan Due to Contamination of Raw Material: During several years of production testing, the Company had used molasses as a primary raw material and intended to enter the lower quality/lower valued yeast market utilizing molasses. In early 2006 as the Company attempted to become operational, it determined that the molasses crop of 2005/2006 was rendered unusable as the Company’s raw material due to harvesting techniques used on sugar cane affected by the hurricanes that passed over Florida in mid-2005. Harvesting methods pulled up significant amounts of dirt that was incorporated into the molasses and could not be removed effectively.

After learning about the contamination of the molasses supply, the Company determined its processing plant could use a higher cost raw material and sell into the higher quality/higher value yeast market to offset the additional costs associated with the higher quality raw material. In order to produce the higher quality product, management decided to accelerate implementation of plans to construct special processing equipment. Construction of the equipment occurred throughout most of 2006. In early 2007 the equipment was completed and tested.

Efforts to Raise New Capital: In February 2007 management determined that in order to become operational, the Company would need to raise a significant amount of additional working capital. Management has cut back on overhead while focusing full-time on seeking additional capital through investment banking firms and other sources as of the date of this report.