Form 10QSB
period 2006-03-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2007-10-31
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of September 20, 2007, there were 79,372,489 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☒ No ☐

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED MARCH 31, 2006

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	4

Item 2. Plan of Operation	21

Item 3. Controls and Procedures	26

PART II OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	28

SIGNATURES	30

Certifications: Exhibits 31.1 and 31.2

Certifications: Exhibits 32.1 and 32.2

Caution Regarding Forward-Looking Information

This quarterly report contains both historical and forward-looking statements that reflect the Company’s current views with respect to future events. All statements, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. These risks include, among others, the risks described under "Description of Business – Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005.

Consequently, all of the forward-looking statements made in this quarterly report are qualified by these cautionary statements and there can be no assurance that the actual results anticipated by management will be realized or, even if substantially realized, that they will have the expected consequences to or effects on the Company's business operations. Furthermore, forward-looking statements that were true at the time made may ultimately prove to be incorrect or false. Readers are cautioned to not place undue reliance on forward-looking statements, which reflect our management’s view only as of the date of filing of this report.

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

PART I.  FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
MARCH 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$77,492
Prepaid expenses and other current assets	175,151

Total Current Assets	252,643

Property and equipment, net	23,082,267

Other assets
Equipment system	327,298
Spare parts	1,059,588
Patent application costs	341,675
Deposits and other assets	101,780
Total Other Assets	1,830,341

Total Assets	$25,165,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,072,378
Accrued liabilities	829,903
Stockholder advance	375,000
Liability of discontinued operations – casualty loss reserve	162,302
Capital leases	29,580

Total Current Liabilities	2,469,163

Note payable - officer	39,325

Total Long-Term Liabilities	39,325

Commitments and Contingencies	-

Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 71,145,657	1,422,913
Additional paid in capital	49,302,649
Deficit accumulated during the development stage	(28,068,799)

Total Stockholders' Equity	22,656,763

Total Liabilities and Stockholders' Equity	$25,165,251

See accompanying notes to unaudited consolidated financial statements.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative During
	Development	Three Months Ended March 31,
	Stage (Unaudited)	2006	2005

Revenues (See Note 8)	$-	$-	$-

Operating expenses:
Research and development	20,825,369	1,105,847	862,075
Depreciation	3,924,099	278,334	1,201,413
Valuation adjustment – Equipment system	1,793,681
Loss on disposal of assets	785,656	-	-

Total operating expenses	27,328,805	1,384,181	2,063,488

Interest expense	(406,107)	(2,488)	(7,976)

Loss from continuing operations	(27,734,912)	(1,386,669)	(2,071,464)

Discontinued Operations (Note 8):
Net income (loss) from discontinued landfill contract activities	(333,887)	-	107,754

Net loss	$(28,068,799)	$(1,386,669)	$(1,963,710)

Loss per Common Share, Basic and Diluted:		$(0.02)	$(0.03)
From Continuing Operations		$0.00	$0.00
From Discontinued Operations		$(0.02)	$(0.03)
Net loss per share
Weighted average number of common shares outstanding		71,145,657	70,144,312

See accompanying notes to unaudited consolidated financial statements.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common	Additional	During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2005	71,145,657	$1,422,913	$48,677,649	$(26,682,130)	$23,418,432
Issuance of common shares to related party	250,000	5,000	620,000	-	625,000
Contribution of common shares	(250,000)	(5,000)	5,000	-	-
Net loss for the three month period ended March 31, 2006	-	-	-	(1,386,669)	(1,386,669)

Balances as of March 31, 2006	71,145,657	$1,422,913	$49,302,649	$(28,068,799)	$22,656,763

See accompanying notes to unaudited consolidated financial statements.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Three Months Ended
	Development	March 31,
	Stage (Unaudited)	2006	2005
Operating Activities
Net Loss from continuing operations	$(27,734,912)	$(1,386,669)	$(2,071,464)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	3,924,099	278,334	1,201,413
Valuation adjustment - equipment system	1,793,681	-	-
Loss on disposal of assets	785,656	-	-
Stock-based compensation	163,700	-	-
Non-cash expense - common stock transaction	2,112,500	375,000	-
Changes in certain assets and liabilities:
Prepaid expenses and other current assets	(224,117)	7,374	(12,578)
Deposits, spare parts and other assets	(422,057)	17,030	-
Accounts payable and accrued liabilities	1,958,430	193,231	(1,158,798)
Net Cash Used in Continuing Operations	(17,643,020)	(515,700)	(2,041,427)

Net income (loss) from discontinued operations	(333,887)	-	107,754
Adjustments to reconcile net cash used in discontinued operations:
Reserve (adjustment) for casualty loss	375,282	-	(109,718)
Changes in certain assets and liabilities:
Assets of discontinued operations - Accounts Receivable	-	-	(102,800)
Liabilities of discontinued operations	(261,457)	(30,647)	87,311
Net Cash Used in Discontinued Operations	(220,062)	(30,647)	(17,453)

Net Cash Used in Operating Activities	(17,863,082)	(546,347)	(2,058,880)

Investing Activities
Proceeds from sale of assets	137,230	-	-
Patent application costs	(341,675)	(4,086)	(2,739)
Construction of equipment system	(2,331,504)	-	-
Purchases of property and equipment	(27,222,016)	(120,539)	(71,471)

Net Cash Used in Investing Activities	(29,757,965)	(124,625)	(74,210)

(Continued)

See accompanying notes to unaudited consolidated financial statements.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Continued)	Cumulative During	For the Three Months Ended
	Development	March 31,
	Stage (Unaudited)	2006	2005
Financing Activities
Proceeds from long-term debt issuances	219,596	-	-
Repayment of debt and capital leases	(1,374,744)	(15,207)	(75,676)
Proceeds from Note payable - officer	169,700	-	-
Repayment of Note payable - officer	(130,375)	-	(63,444)
Stockholder advance	375,000	375,000	-
Re-acquisition of common stock	(43,500)	-	-
Proceeds from common stock issuance	48,482,862	250,000	2,491,150

Net Cash Provided by Financing Activities	47,698,539	609,793	2,352,030
Net increase (decrease) in cash and cash equivalents	77,492	(61,179)	218,940
Cash and cash equivalents at the beginning of the period	-	138,671	44,559

Cash and cash equivalents at the end of the period	$77,492	$77,492	$263,499

CASH PAID DURING THE PERIOD FOR:
Interest	$407,751	$5,272	$12,294
Income taxes	$-	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. Since inception, the Company acquired equipment and vehicles by entering into capital leases totaling $1,330,277 (Unaudited).

See accompanying notes to unaudited consolidated financial statements.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 – ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Biomass Processing Technology, Inc. (incorporated on January 30, 1996) and its wholly-owned subsidiaries, Omni Environmental Corporation (“Omni”), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated in consolidation. Omni was incorporated in Delaware on June 23, 1989 to develop processing software, CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the Company’s CAV1 facility when operational and IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Going Concern Considerations: In December 2004, the Company commenced operating its combined animal and vegetative processing facility (the "CAV1 facility") on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. During the initial stages of operating the CAV1 facility the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage company with a working capital deficit of $2,216,520, has incurred cumulative losses since inception and has been dependent on investor capital to sustain its activities. The Company also reflected a net loss of $1,386,669 and net cash used in operations of $546,347 for the three months ended March 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm issued a “going concern” opinion on the Company’s December 31, 2005 financial statements because the Company has incurred significant losses since inception, is not revenue generating and is dependent entirely on investment funding. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 1 – ORGANIZATION, GOING CONCERN AND BASIS OF PRESENTATION (continued)

As further detailed in Note 10 - Subsequent Events, during the period since April 1, 2006 through the filing date of this report, the Company allocated its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008, subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and cash flows from operations, the Company plans to begin operating the CAV1 facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6).

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

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements and related footnotes as of and for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of March 31, 2006 and the results of operations and cash flows for the three month period ended March 31, 2006 have been included. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in these unaudited financial statements should be read in conjunction with Plan of Operation contained in this report and with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2005.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 2 - CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005. There have been no significant changes in accounting policies since that report. We believe that the application of these policies on a consistent basis enables our Company to provide useful and reliable financial information about the Company's operating results and financial condition. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable - Officer. From 2004 through March 31, 2006, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and Chief Executive Officer, loaned the Company $169,700 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. The note, as amended, is payable on or before April 1, 2007 and may be prepaid without penalty. Accrued interest, which is presented as a component of accrued liabilities, totaled $1,534 as of March 31, 2006. During the three months ended March 31, 2006, the Company accrued $394 in interest expense. The balance of the loan as of March 31, 2006 was $39,325. During the fourth quarter of 2006, the Company repaid the note in its entirety, with all accrued interest.

Contributed Shares and Stock Purchases by Directors. On January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 to P. E. MacAllister, a director. Of the shares sold, 125,000 shares were contributed to the Company without consideration by Mr. Denney and 125,000 shares were contributed to the Company without consideration by Mr. Jack B. Simpson, cofounder of the Company, principal stockholder and former director. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $0.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilutive effect on existing stockholders of sales of stock at lower prices than what previous investors had paid. Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company's value resulting from raising the additional capital. At March 31, 2006, after the transaction, Mr. Denney owned 32,195,163.5 shares and Mr. Simpson owned 15,208,931.5 shares.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

Non-cash Related Party Stock Purchase Expenses: In conjunction with the stock purchase by Mr. MacAllister, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $375,000 non-cash increase in its “additional paid in capital” account and recorded a non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between “fair value” (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent “fair value” and cannot be viewed as an “arms-length transaction” for purposes of the application of the rule and for the related computation.

There is no established trading market for the Company’s common stock. Relative to companies with publicly-traded stock, the Company has few sales that can be used as a method for the determination of “fair value” under the related party stock transaction rules. The most recent sales to existing, non-related party stockholders by the Company prior to the sale to Mr. MacAllister occurred during an offering at $2.50 per share which was limited to existing stockholders; this offering commenced June 15, 2005 and closed on August 15, 2005.

Between the closing of the offering on August 15, 2005 and March 31, 2006, there were no sales of stock by the Company to existing stockholders other than two sales to another director in 2005 and the sale to Mr. MacAllister. Therefore, the Company used the $2.50 per share sales price from the most recent previous offering in the computation required under these rules as follows:

January 25, 2006
Most Recent Offering Price	$2.50
Related Party Price Paid	(1.00)

Difference Per Share	$1.50
Number of Shares Purchased	250,000
Non-cash transaction expense	$375,000

Because the non-cash related party stock purchase transaction expense accounting entries result in an increase to accumulated deficit and an offsetting increase to additional paid in capital, recording of the non-cash transaction has no effect on total stockholders’ equity.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities represent estimated expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At March 31, 2006, accrued liabilities consisted of the following:

Accrued Property Taxes	$589,404
Deferred Officers Salaries	125,816
Accrued Vacation	43,313
Accrued Payroll and Payroll Taxes	37,836
Accrued Professional Fees	32,000
Accrued Interest - Officer Loan	1,534

Total Accrued Liabilities	$829,903

Accrued property taxes are primarily personal property taxes assessed by Okeechobee County, Florida on the manufacturing and production equipment within the Company’s CAV1 facility. The amount includes delinquent taxes assessed from 2004 and 2005 as well as an estimated accrual for 2006.

NOTE 5 – EQUITY CAPITAL

Authorized Capital: The total number of shares of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock having a par value of $0.02 per share. All shares of common stock are identical and the holders thereof are entitled to one vote for each share upon all matters upon which the stockholders have the right to vote.

Split of Common Stock: The Company completed six 2 for 1 splits of its common shares prior to the start of fiscal year 2002. In accordance with applicable accounting rules, these splits have been retroactively applied to all periods presented.

Private Placements of Common Stock: During the three month period ended March 31, 2006, the Company directly sold 250,000 shares of common stock in a private placement that resulted in net proceeds to the Company of $250,000. Each of Mr. Denney, the Company's Chairman, President and Chief Executive Officer and a principal stockholder, and Mr. Simpson, a principal stockholder who was a director from inception through June 2005, contributed to the Company 125,000 shares of common stock they owned which the Company sold to investors in the private placement. The contributed shares were accounted for as capital contributions to the Company with a reduction in common stock equal to the par value of the shares and a corresponding increase to additional paid in capital and then recorded as shares issued to the investor in the private placement. (See Note 3 - Related Party Transactions.)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 6 – NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of March 31, 2006 and 2005. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	For the Three Months
	Ended March 31,
	2006	2005
Common shares outstanding	71,145,657	70,359,393
Effect of weighting	-	(215,081)

Weighted average common shares outstanding	71,145,657	70,144,312

NOTE 7 – INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there are no net deferred tax assets or liabilities at March 31, 2006 and no provision or benefit recorded in the statements of operations for the periods presented.

NOTE 8 – DISCONTINUED OPERATIONS

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 8 – DISCONTINUED OPERATIONS (continued)

These activities were never intended to be a primary business of the Company, but rather a means for the Company to obtain vegetative biomass to be used in production of the Company’s primary products. The Company now expects to use animal based biomass which is less expensive than the vegetative waste from the municipal landfill.

Consistent with the requirements of SFAS No. 144, the above noted activities are being reported as discontinued operations. There are no income tax liabilities or benefits associated with the discontinued operations.

The revenue and the operating results of the discontinued activities described above for the three month periods ended March 31, 2006 and March 31, 2005 and for the cumulative during development stage were as follows:

	Cumulative During
	Development	Three Months Ended March 31,
	Stage (Unaudited)	2006	2005
Revenues	$8,448,276	$-	$449,941

Cost of services provided	8,782,163	-	342,187

Net income (loss)	$(333,887)	$-	$107,754

Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie County landfill site. “Cost of services provided” in the discontinued operations shown above for the three months ended March 31, 2005 includes an adjustment of $109,718 for revisions in this accrual. There were no assets related to discontinued operations as of March 31, 2006. Liability related to discontinued operations as of March 31, 2006 is the reserve for casualty loss, the balance of which was $162,302.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

A summary of commitments and contingencies is included in Note 13 to the audited consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005. There have been no significant changes in commitments and contingencies since that report.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – SUBSEQUENT EVENTS

Sales of Securities - 2006: From April 1, 2006 through December 31, 2006, the Company directly sold 5,138,843 shares of common stock in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $3,394,670. Of the shares sold, 1,286,236 shares of common stock were contributed by the Company’s two founders (see below).

From April 1, 2006 through December 31, 2006, on various dates the Company directly sold 30,454 shares of common stock in private offerings to new accredited investors that resulted in net proceeds to the Company of $152,273.

Stock Distribution: On September 12, 2006 the Company’s Board of Directors approved a new offering limited to existing shareholders at $0.52 per share or $0.50 per share for purchases of $50,000 or more. This offering price has been used as the “fair value” of a share of Common Stock since September 12, 2006 for purposes of potential non-cash related party calculations (see below). In conjunction with this offering, the Company distributed 2,621,236 “matching” shares of common stock to stockholders who had purchased shares between October 19, 2005 (the date Hurricane Wilma crossed Florida with an impact causing an adjustment to the Company’s business plan as detailed below) and the commencement of the new offering. For each share purchased by any shareholder during the period October 19, 2005 through September 12, 2006, that shareholder was issued another share for no additional consideration. (See also “Related Parties - Stock Distribution” below). The Company’s Board of Directors approved the distribution of the additional shares as an adjustment of the purchase price paid by such stockholders, in light of the unanticipated effects of the Florida hurricanes, which significantly delayed the Company’s timeline for becoming operational and the fact that the Company was offering shares at a lower price in the September 12, 2006 offering than the price previously paid by such stockholders.

Sales of Securities - 2007: During 2007 through the filing date of this report, on various dates the Company directly sold 1,625,134 shares of common stock in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $821,812.

On various dates the Company directly sold 32,400 shares of common stock in private offerings to new accredited investors that resulted in net proceeds to the Company of $112,000.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – SUBSEQUENT EVENTS (continued)

On April 18, 2007, Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, committed to a contribution of 10,000 shares of his personal common stock to be distributed to a new shareholder as a price adjustment. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. Mr. Denney, as the largest stockholder, stood to benefit from an increase in the Company’s value resulting from raising additional capital. After the transaction is completed, Mr. Denney will own 31,542,045.5 shares.

On August 16, 2007 the Company issued 75,000 shares of common stock as part of the agreement executed with Jesteda Partners, LLC (see comments below under “Efforts to Raise New Capital.”)

Related Party Transactions - Stock Sales: The related party transactions described below are included in the 2006 common stock sales amounts described above. On various dates between May 2, 2006, and June 30, 2006, in private offerings limited to existing stockholders, the Company sold an aggregate of 1,286,236 shares of common stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,393,854. All of the shares sold were contributed by Mr. Denney, the Company’s Chairman, President, and Chief Executive Officer and a principal stockholder, and Mr. Simpson, a co-founder, principal stockholder and former director, each of whom contributed half of the shares. The contributed shares were accounted for as capital contributions to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors. Mr. Denney and Mr. Simpson, as the Company’s largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. On June 30, 2006, the offering in which Mr. Denney and Mr. Simpson contributed their personal shares was closed; after the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,165,813.5 shares.

Included in the sales of the contributed common stock were the following: on May 2, 2006, the Company sold 200,000 shares of common stock for $200,000 to P. E. MacAllister, a director, and on June 30, 2006, the Company sold 750,000 shares of common stock for $750,000 to Philip H. Good, a former director. Funds advanced as a deposit on this purchase in the total amount of $375,000 had been received as of March 31, 2006 and are shown on the balance sheet as Stockholder Advance.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – SUBSEQUENT EVENTS (continued)

Mr. MacAllister purchased 100,000 shares for $100,000 on August 31, 2006, 200,000 shares for $100,000 on September 27, 2006, and 400,000 shares for $200,000 on October 24, 2006. Mr. Good purchased 600,000 shares for $300,000 on September 27, 2006.

Related Parties - Stock Distribution: Included in the 2,621,236 “matching” shares issued to existing stockholders (as detailed above under “Stock Distribution,”) were 550,000 shares issued to Mr. McAllister and 1,715,000 shares issued to Mr. Good.

Non-cash Related Party Stock Purchase Transaction Expenses: As further detailed in Note 3 - Related Party Transactions, in conjunction with the stock purchases by Mr. Good and Mr. MacAllister, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded non-cash increases in its “additional paid in capital” account and recorded non-cash transaction expenses for the same amounts in 2006 and 2005. (See Note 3 for discussion of the accounting rules and assumptions used in computations for such transactions through March 31, 2006.)

In May and June 2006 there were purchases of approximately 215,000 shares by existing shareholders at $1.50 per share; this amount was used to represent the “fair value” for computations of the following transaction with Mr. MacAllister and Mr. Good.

Purchases	MacAllister	Good	MacAllister
	May 2, 2006	June 30, 2006	Aug. 31, 2006
Most Recent Offering Price	$2.50	$1.50	$1.50
Related Party Price Paid	(1.00)	(1.00)	(1.00)

Difference Per Share	$1.50	$0.50	$0.50
Number of Shares Purchased	200,000	750,000	100,000

Non-cash transaction expense	$300,000	$375,000	$50,000

Non-cash related party stock purchase transaction expenses related to the stock distribution of September 12, 2006 were computed as follows:

Price Adjustment Distribution	Good	MacAllister	MacAllister	Good	MacAllister
Declared Sept. 12, 2006	11/14/05	1/25/06	5/02/06	6/30/06	8/31/06

Most Recent Offering Price	$0.50	$0.50	$0.50	$0.50	$0.50
Less: Related Party Price Paid	-	-	-	-	-
Difference Per Share	$0.50	$0.50	$0.50	$0.50	$0.50
Number of Shares Issued	965,000	250,000	200,000	750,000	100,000

Non-cash related party transaction expense	$482,500	$125,000	$100,000	$375,000	$50,000

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – SUBSEQUENT EVENTS (continued)

Related party purchases since September 12, 2006 were at prices equal to prior and subsequent sales prices to existing shareholders so no additional non-cash charges were recorded for such transactions.

Because the non-cash related party stock purchase transaction expense accounting entries result in an increase to accumulated deficit and an offsetting increase to additional paid in capital, recording of the non-cash transaction has no effect on total stockholders’ equity.

Settlement: On August 2, 2006 the Company received $75,000 in cancellation of an order of a piece of equipment for which the Company had made a deposit of $123,966. The write-down of $48,966 was recorded as a loss on disposition of asset as of December 31, 2005.

Tax Lien on Equipment: The tax authorities of Okeechobee County, Florida have assessed the Company for personal property taxes on the manufacturing and production equipment included in the Company’s CAV1 facility. The amount of these taxes for the 2004 calendar year was $179,355. The Company did not pay this amount when it was asserted to be due, and in June 2006, the County filed a lien on the Company's equipment in the amount of the back taxes. In May 2007 the County filed an additional lien in the amount of $328,259 for 2005 personal property taxes. In October, 2007 the County notified the Company of its intention to file a lien on the Company’s equipment in the amount of the back taxes for 2006 of $295,403. The amounts the Company has accrued include estimated penalties and interest. (See Note 4 - Accrued Liabilities.)

The County may enforce the lien by seizing the Company's equipment and offering it for sale to third parties. The Company has been in discussions with County officials regarding the tax liability, has indicated its intention to satisfy the liability after the Company becomes operational and has the financial capacity to do so, and has made good faith payments to the County of approximately $82,200 towards the Company's tax liability.

Adjustment to Business Plan Due to Contamination of Raw Material: During production testing occurring over the course of several years, the Company used molasses as a primary raw material and intended to enter the lower quality/lower valued yeast market utilizing molasses. In early 2006, as the Company sought to become operational, it determined that the molasses crop of 2005/2006 from local sugar cane farming operations was unusable as the Company’s raw material due to harvesting techniques used on sugar cane affected by the hurricanes that passed over Florida in mid-2005. Harvesting methods pulled up significant amounts of dirt that was incorporated into the molasses and could not be removed effectively.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 2006

NOTE 10 – SUBSEQUENT EVENTS (continued)

After learning about the contamination of the molasses supply, the Company determined its processing plant could use a higher cost raw material and produce and sell a higher quality/higher value yeast product to offset the additional costs associated with the higher cost raw material. In order to produce the higher quality product, management decided to accelerate the implementation of plans to construct special processing equipment. Construction of the equipment occurred throughout most of 2006. In early 2007 the Company completed construction and testing of the equipment.

Patent Applications: In November, 2006, the Company filed final patent applications in the United States and 18 other countries based on the seven PCT applications previously filed on a provisional basis.

Efforts to Raise New Capital: In February 2007 management determined that in order to become operational, the Company would need to raise a significant amount of working capital and commenced seeking an investment banking group that could assist in finding sources of funding.

On August 16, 2007, the Company executed an agreement with Jesteda Partners, LLC (“Jesteda”), an investment banking group with offices in Irvine, California and New York City. Under the ninety-day exclusive agreement Jesteda will act as a finder to seek for the Company financing up to $10 million. Jesteda received 75,000 shares of common stock of the Company upon execution of the agreement. The agreement provides for Jesteda to receive fees of 8% of the gross proceeds received by the Company and warrants to purchase the Company’s common stock valued at 4% of gross proceeds with a strike price of $1.00 per share exercisable within two years of closing. There is no assurance that Jesteda and the Company will be successful in raising the additional capital that the Company requires to become operational.

ITEM 2. PLAN OF OPERATION

Overview

As of March 31, 2006, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing.

During the next twelve months, the Company plans to allocate its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008, subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and operating and cash flows, the Company plans to begin operating its Combined Animal/Vegetative Waste One facility in Okeechobee, Florida (the "CAV1 facility") with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6) at the CAV1 facility.

Liquidity and Capital Resources

As of March 31, 2006, the Company’s working capital deficit was $2,216,520 compared to a working capital deficit of $1,625,590 as of December 31, 2005. The $590,930 increase in working capital deficit consisted of a decrease of $68,553 in cash and prepaid expenses and an increase in current liabilities of $522,377. The $522,377 change in current liabilities included payoff of capital leases of $15,207, an increase in Advance on Related Party Stock Purchase of $375,000 (see Note 10 - Subsequent Events) and an increase in accounts payable and accrued liabilities of $162,584.

During the three months ended March 31, 2006 the Company received $250,000 in proceeds from a private placement of the Company’s common stock during the period.

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

The Company believes that its current capital resources are insufficient to fund both its intended operations and expansion at its planned expansion rate. The Company will need to raise additional capital to enable it to commence production activities at its CAV1 facility, to fund the construction costs required to bring lines three and four of the CAV1 facility operational and to complete implementation of the hydrolysis process at the CAV1 facility. Further, the Company will need to raise additional capital to fund the cost of constructing lines five and six at the CAV1 facility.

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

The Company has incurred staffing limitations due to its lack of cash to pay the costs of employee compensation and benefits. These limitations have restricted the Company's ability to obtain and train the experienced personnel that the Company requires to reach its goals. After identifying, attracting and hiring qualified personnel, a period of time is required to acquaint new employees with Company policies and goals and to train them in the Company's technology.

The execution by Okeechobee, Florida county tax authorities on liens placed on equipment included in the Company's CAV1 facility relating to significant amounts of past due personal property taxes could have a material adverse effect on the Company's ability to retain control of and operate its CAV1 facility

The CAV1 Facility

When the Company attempted to commence production operations in January 2006 using the two existing production lines of its CAV1 facility, it discovered two related problems:

•
Hurricane Wilma's effects on the Florida sugar cane crop had rendered the molasses produced from that crop unsuitable for use by the Company as its initial feedstock for the CAV1 facility's fermentation process; and

•
The energy efficient “multi-effect” dryers employed by the Company, while capable of substantially drying the yeast to produce a relatively low quality, commodity value product, were not capable of processing the yeast to the higher quality standards desired by the Company.

Analysis of the situation led the Company to take the following actions:

•
Until cellulosistic-hydrolysis derived sugar is available, the Company would use higher cost corn derived carbohydrate as its initial feedstock for fermentation, as not only the quality but the price of molasses was affected by the hurricane; and

•
To offset the higher raw material cost, the Company would accelerate implementation of centrifugal spray drying technology that it previously planned for later implementation, to work in conjunction with its “multi-effect” driers.

The Company believes that it can achieve a significant increase in product quality through this change that will enable it to increase the average selling price of its yeast product by more than enough to offset the higher raw material and energy costs to be incurred.

The CAV1 facility as currently constructed has four fermenter lines, each of which includes a 200,000-gallon fermentation reactor. Two lines are fully constructed to production capability and ready to commence production operations, and have undergone extensive production level testing. Subject to raising the necessary additional capital, the Company plans to complete the work necessary to expand its production capacity to utilize all four fermentation lines. The production capacity of the CAV1 facility utilizing all four fermentation lines is approximately 300% of the production capacity of the facility utilizing only lines one and two.

The CAV1 facility is permitted for up to six production lines. Although the Company plans to construct the fifth and sixth production lines as soon as feasible, the Company has not entered into any construction contracts and will require additional capital to fund the cost of constructing these additional lines. The Company expects its commercial processing operations at the CAV1 facility to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate and other nutrients contained in barn waste from adjacent farming operations. The primary product to be produced by the CAV1 facility is yeast to be marketed to animal feed manufacturers for use as a protein and probiotic supplement to animal feed. The secondary product presently planned to be produced at the CAV1 facility is lignin, a natural polymer.

The Company’s investment in its CAV1 facility is $25.7 million as of March 31, 2006. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, with piping and control for two production lines to operational status. This amount also includes the cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, reverse osmosis, process control and ancillary buildings, all to support up to six production lines. Of the total construction costs of the facility, $17.6 million represents lines one and two and related equipment already operational, $5.8 million represents construction in process in lines three and four and the hydrolysis system, and $2.3 million represents buildings, leasehold improvements and back up spare parts.

The Company has in place the major processing equipment for four production lines and is in the process of contracting for the construction work necessary to bring lines three and four operational by adding piping, sensor and control elements. The Company is seeking to raise additional capital to fund the cost of the additional work necessary to complete lines three and four, as it does not currently have sufficient funds on hand for this purpose.

The Company estimates that the construction costs remaining to bring line three operational are $57,500 in parts and $325,000 in vendor labor. The estimated construction costs remaining to complete line four are $765,500.

In addition, most of the major components required for the hydrolysis-based processing of cellulosistic material to sugar for fermentation are in place. Implementation of the hydrolysis process requires the in-place components plus the addition of material handling equipment, piping and control. The Company estimates that the cost to complete construction of the hydrolysis process is $315,000. The hydrolysis process is expected to be implemented in three phases. Unlike the fermentation aspect of the process at the CAV1 facility, no production-scale testing of the hydrolysis process has been performed.

The fifth and sixth production lines will require construction and installation of foundations and all major process equipment, as well as piping and control. The Company estimates the cost of constructing these two additional lines of production to be $4,000,000 and projects the addition of these two lines will increase the production capacity of the CAV1 facility by two thirds (167%) of the estimated production capacity of the first four lines, and 450% of the production capacity of lines one and two combined. The Company will need to raise additional capital to fund this expansion through additional private offerings of its securities.

Patent Applications

On May 16, 2005, the Company filed seven Patent Cooperation Treaty (“PCT”) applications, claiming priority to seven provisional patent applications the Company previously filed with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. The filing of the PCT applications extended the time allowed to the Company to complete filing formal U.S. applications, and gave the Company the ability to extend the time for filing applications with foreign governments that are PCT participants. In November 2006, the Company filed final patent applications in the United States and 18 other countries based on the seven PCT applications previously filed. Upon the granting of any patents, the associated costs will be amortized over the life of the patents.

The technology covered by the Company’s patent applications involves pre-treatment, core fermentation, and post-treatment aspects. The Company believes each of these aspects has unique elements, and the patent applications seek coverage in each of these general areas. Both equipment and process innovations are covered for many diverse waste streams. Treatment of all the waste streams utilizes the central inventive aspects of the process (“core technology”).

The waste streams explored are:

•	Ruminant cattle manure;
•	Swine and other animal manure;
•	Municipal cellulosistic solid waste;
•	Other cellulosistic solid waste;
•	Whey broth from cheese production;
•	Fermentation broth remediation from alcohol and yeast production; and
•	Other undefined dilute waste streams.

Ruminant cattle and swine manure treatment and remediation are dealt with more extensively in the presentation as specific instances of application of the core technology.

The Company believes that the discoveries presented in its patent applications constitute a novel means of fermentation. In general the core technology presented, taken as a whole, addresses the major problems of waste stream treatment—sub-optimal, very dilute, poor and variable concentration nutrient supply. The Company believes that its technology can address remediation of waste streams as dilute as certain river water, or as concentrated as manure, potentially with recovery of valuable product that may more than offset the cost of the processing.

Other innovations presented in the patent applications may be separated into (1) proper preparation of the waste stream and (2) the core technology—equipment design, fermentation organism selection, sensor and control selection and process definition.

The Company’s technology includes elements relating to the proper preparation of waste streams for fermentation that are both necessary to optimize utilization of waste streams for use in the core technology and are otherwise generally useful, innovative tools. These elements relate to:

•	Recovery of organic material suitable for fermentation; and
•	Limiting presence of substances that interfere with, or make less optimal, proper recovery.

The Company refers to these processes as its EcoGold™ technology (discussed below). The processes involve the recovery of nutrient value from dilute, variable waste streams by fermentation processing. The technology encompasses several variations that include cheese whey, ethanol fermentation waste and recovery of nutrient specific to various manure waste animal species such as hogs, poultry and cattle.

The Company can give no assurance that its patent applications will result in the issuance of any specific patents, or that any patents that may be issued will withstand challenge, provide any specific protection or ultimately be of commercial value to the Company.

EcoGold™ - The Dilute Waste Stream Recovery Technology

The Company’s patent applications discussed above are related to a unique biomass processing technology that the Company refers to as EcoGold™. EcoGold™ is the name of the Company’s ecologically beneficial process and equipment as well as the name of the product produced through the process, which is a golden colored, high value nutrient. The EcoGold™ process is designed to reduce phosphorus and nitrogen pollution from waste streams, by creating a valuable product (protein) at farms and industrial sites.

The Company plans to complete installation and testing of the first equipment developed using the EcoGold™ process at a large dairy after commencing sales of the products of its CAV1 facility, and subject to the availability of sufficient working capital.

The Company expects to complete testing and any necessary modifications to this unit and to then offer the unit for rental with servicing and licensing included. The Company has determined that the commencement of full production operations at the CAV1 facility is its highest priority, and constraints on financial and personnel resources may delay the Company's ability to further develop its EcoGold™ asset. The Company has had initial discussions with several vendors capable of fabricating the equipment system in mass production, but has not yet entered into any agreements with respect to the sale or production of these units.

Other Products in Development

The Company presently is concentrating its efforts on its CAV1 and EcoGold™ operations as discussed above. The Company has other potential products and applications of its technology which are in various stages of research and development.

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2006, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2006, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

The Company's disclosure controls and procedures are subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. The accounting department consists of the Chief Financial Officer, who is a CPA, one accountant and the controller, who is married to the Chief Executive Officer of the Company. Additionally, the Chief Executive Officer of the Company is active in reviewing all aspects of financial reporting. As a mitigating control, the Chief Executive Officer, Chief Financial Officer, controller and the accountant do extensive review of all of the accounting records and financial reporting. The Company is a research and development company in the development stage. Since inception in 1996, the Company has been entirely funded by investment and has had no revenues to date in its intended business. Management believes that remediation of the cited lack of segregation of duties can be accomplished through the hiring of additional accounting personnel or by adding or modifying certain existing internal control procedures. As for hiring additional personnel, it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who would have no other purpose, duties or workload than to provide formal segregation of duties under internal control principles. In the future, the Company may hire additional accounting personnel as soon as it has sufficient financial resources and additional workload to justify such hiring.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not presently party to any legal proceedings and is not aware of any pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 to P. E. MacAllister, a director whom the Company believes to be accredited investor. All of the shares sold were contributed to the Company without consideration by Larry W. Denney, Chairman of the Board, President and Chief Executive Officer, and Jack B. Simpson, a cofounder of the Company, principal stockholder and former director; Mr. Denney and Mr. Simpson each contributed half of the shares. The shares were offered and sold without general solicitation or advertising and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 6. EXHIBITS

List of Exhibits:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.2

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended *	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended *	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	32.2

* Included in this filing.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.

Dated: October 31, 2007	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board, President and Chief Executive Officer (principal executive officer and duly authorized officer)

Biomass Processing Technology, Inc.

Dated: October 31, 2007	By:	/s/ Robert F. Kendall
Robert F. Kendall, CPA, Chief Financial Officer (principal financial officer)