Form 10QSB
period 2006-06-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2007-10-31
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes☐ No ☒

As of September 20, 2007, there were 79,372,489 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☒  No ☐

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED JUNE 30, 2006

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	4

Item 2. Plan of Operation	21

Item 3. Controls and Procedures	27

PART II OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 6. Exhibits	29

SIGNATURES	30

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2006

ASSETS

Current assets
Cash and cash equivalents	$171,954
Prepaid expenses and other current assets	192,150

Total Current Assets	364,104

Property and equipment, net	23,038,301

Other assets
Equipment system	310,451
Spare parts	1,166,277
Patent application costs	346,483
Deposits and other assets	101,635

Total Other Assets	1,924,846

Total Assets	$25,327,251

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$1,016,611
Accrued liabilities	980,495
Capital leases	13,812

Total Current Liabilities	2,010,918

Note payable - officer	37,810
Total Long-term Liabilities	37,810

Commitments and Contingencies	-

Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares authorized; issued and outstanding, 71,165,657	1,423,313
Additional paid in capital	51,471,103
Deficit accumulated during the development stage	(29,615,893)

Total Stockholders' Equity	23,278,523

Total Liabilities and Stockholders' Equity	$25,327,251

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative
	During
	Development	For the Three		For the Six
	Stage	Months Ended June 30,		Months Ended June 30,
	(Unaudited)	2006	2005	2006		2005

Revenues	$-	$-	$-		$-		$-

Operating Expenses:
Research and development	22,101,293	1,275,924	807,596		2,381,771		1,650,695
Depreciation	4,201,583	277,484	263,050		555,818		1,483,439
Valuation adjustment - Equipment system	1,793,681	-	-		-		-
Loss on disposal of assets	785,756	100	541,384		100		541,384

Total Operating Expenses	28,882,313	1,553,508	1,612,030		2,937,689		3,675,518

Interest Expense	(408,352)	(2,245)	(16,018)		(4,733)		(23,994)

Loss from continuing operations	(29,290,665)	(1,555,753)	(1,628,048)		(2,942,422)		(3,699,512)

Discontinued Operations:

Net income (loss) from discontinued landfill contract activities	(325,228)	8,659	1,239		8,659		108,993
NET LOSS	$(29,615,893)	$(1,547,094)	$(1,626,809)		$(2,933,763)		$(3,590,519)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.02)	$(0.02)	$	(0.04)	$	(0.05)
From Discontinued Operations		$0.00	$0.00		$0.00		$0.00
Net loss per share		$(0.02)	$(0.02)		$(0.04)		$(0.05)

Weighted average number of common shares outstanding		71,151,152	70,437,877		71,148,419		70,291,905

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common	Additional	During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2005	71,145,657	$1,422,913	$48,677,649	$(26,682,130)	$25,418,432

Issuance of common shares	356,236	7,125	536,729	-	543,854
Contribution of common shares	(1,536,236)	(30,725)	30,725	-	-
Issuances to related parties	1,200,000	24,000	2,226,000	-	2,250,000
Net loss for the six month period ended June 30, 2006	-	-	-	(2,933,763)	(2,933,763)

Balances as of June 30, 2006	71,165,657	$1,423,313	$51,471,103	$(29,615,893)	$23,278,523

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative During	For the Six Months Ended
	Development	June 30,
	Stage (Unaudited)	2006	2005
Operating Activities
Net Loss from continuing operations	$(29,290,665)	$(2,942,422)	$(3,699,512)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	4,201,583	555,818	1,483,439
Valuation adjustment - equipment system	1,793,681	-	-
Loss on disposal of assets	785,756	100	541,384
Stock-based compensation	163,700	-	-
Non-cash expense -common stock transaction	2,787,500	1,050,000	-
Changes in certain assets and liabilities:
Prepaid expenses and other current assets	(241,116)	(9,625)	(28,618)
Deposits, spare parts, and other assets	(504,350)	(65,263)	-
Accounts payable and accrued liabilities	2,053,255	288,056	(865,963)
Net Cash Used in continuing operations	(18,250,656)	(1,123,336)	(2,569,270)

Net income (loss) from discontinued operations	(325,228)	8,659	108,993
Adjustments to reconcile net cash used in discontinued operations:
Reserve (adjustment) for casualty loss	366,623	(8,659)	(109,718)
Changes in certain assets and liabilities:
Accounts Receivable	-	-	79,963
Liabilities of discontinued operations	(415,100)	(184,290)	(275,182)
Net Cash Used in Discontinued Operations	(373,705)	(184,290)	(195,944)

Net Cash Used in Operating Activities	(18,624,361)	(1,307,626)	(2,765,214)

Investing Activities
Proceeds from sale of assets	137,230	-	-
Patent application costs	(346,483)	(8,894)	(83,131)
Construction of equipment system	(2,331,504)	-	-
Purchases of property and equipment	(27,463,038)	(361,561)	(444,181)

Net Cash Used in Investing Activities	(30,003,795)	(370,455)	(527,312)

(Continued)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS
(UNAUDITED)

	Cumulative During	For the Six Months Ended
(Continued)	Development	June 30,
	Stage (Unaudited)	2006	2005
Financing Activities
Proceeds from long-term debt issuances	219,596	-	-
Repayment of debt and capital leases	(1,390,512)	(30,975)	(97,435)
Proceeds from Note payable - officer	169,700	-	-
Repayment of Note payable - officer	(131,890)	(1,515)	(68,039)
Re-acquisition of common stock	(43,500)	-	-
Proceeds from common stock issuance	49,976,716	1,743,854	3,693,310
Net Cash Provided by Financing Activities	48,800,110	1,711,364	3,527,836
Net increase in cash and cash equivalents	171,954	33,283	235,310
Cash and cash equivalents at the beginning of the period	-	138,671	44,559
Cash and cash equivalents at the end of the period	$171,954	$171,954	$279,869

CASH PAID DURING THE PERIOD FOR:
Interest	$408,352	$5,873	$27,976
Income taxes	$-	$-	$-

Supplemental Disclosure of Noncash Investing and Financing Activities:

Equipment Financing. Since inception, the Company acquired equipment and vehicles by entering into capital leases totaling $1,330,277 (Unaudited).

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 – ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

The unaudited consolidated financial statements include the accounts of Biomass Processing Technology, Inc. (incorporated on January 30, 1996) and its wholly-owned subsidiaries, Omni Environmental Corporation (“Omni”), BPT CAV1 Corporation (“CAV1”), and BPT Intellectual Property Corporation (“IP”) (collectively, “the Company”). All significant inter-company transactions have been eliminated in consolidation. Omni was incorporated in Delaware on June 23, 1989 to develop processing software, CAV1 was incorporated in the State of Florida on October 24, 2003, to operate the Company's CAV1 facility when operational and IP was incorporated in the State of Delaware on October 24, 2003, to manage certain intellectual property assets. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Going Concern Considerations: In December 2004, the Company commenced operating its combined animal and vegetative processing facility (the "CAV1 facility") on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. During the initial stages of operating the CAV1 facility the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage company with a working capital deficit of $1,646,814, has incurred cumulative losses since inception and has been dependent on investor capital to sustain its activities. The Company also reflected a net loss of $2,933,763 and net cash used in operations of $1,307,626 for the six months ended June 30, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm issued a “going concern” opinion on the Company’s December 31, 2005 financial statements because the Company has incurred significant losses since inception, is not revenue generating and is dependent entirely on investment funding. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 1 – ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN (continued)

As further detailed in Note 10 - Subsequent Events, during the period since July 1, 2006 through the filing date of this report, the Company allocated its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008, subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and cash flows from operations, the Company plans to begin operating the CAV1 facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6).

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

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements and related footnotes as of and for the year ended December 31, 2005, included in the Company’s Annual Report on Form 10-KSB. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company’s financial position as of June 30, 2006 and the results of operations and cash flows for the six month period ended June 30, 2006 have been included. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year. The information included in these unaudited financial statements should be read in conjunction with Plan of Operation contained in this report and with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2005.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 2 – CRITICAL ACCOUNTING POLICIES

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

NOTE 3 – RELATED PARTY TRANSACTIONS

Note Payable - Officer: From 2004 through June 30, 2006, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and Chief Executive Officer, loaned the Company $169,700 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4% and the Company has repaid $131,890. The note, as amended, is payable on or before July 1, 2007 and may be prepaid without penalty. Accrued interest, which is presented as a component of accrued liabilities, totaled $-0- as of June 30, 2006. During the six months ended June 30, 2006, the Company accrued $791 in interest expense and paid $1,931 in interest and $1,515 in principal. The balance of the loan as of June 30, 2006 was $37,810. During the fourth quarter of 2006, the Company repaid the note in its entirety, with all accrued interest.

Contributed Shares and Stock Purchases by Directors: On various dates between January 25, 2006, and June 30, 2006, in private offerings limited to existing shareholders, the Company sold an aggregate of 1,536,236 shares of common stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed to the Company without consideration by Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, and Jack B. Simpson, a cofounder of the Company, a principal stockholder, and former director; Mr. Denney and Mr. Simpson each of whom contributed half of the shares. These contributed shares were accounted for as capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. On June 30, 2006, the offering in which Mr. Denney and Mr. Simpson contributed their personal shares was closed; after the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,165,813.5 shares. Included in the above noted sales of common stock were the following. On January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 and on May 2, 2006, the Company sold 200,000 shares of common stock for $200,000 to P. E. MacAllister, a director. On June 30, 2006, the Company sold 750,000 shares of common stock for $750,000 to Philip H. Good, a director.

Non-cash Related Party Stock Purchase Expenses: In conjunction with the stock purchases during the six months ended June 30, 2006 by Mr. MacAllister and Mr. Good, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $1,050,000 non-cash increase in its “additional paid in capital” account and recorded a non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between “fair value” (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent “fair value” and cannot be viewed as an “arms-length transaction” for purposes of the application of the rule and for the related computation.

There is no established trading market for the Company’s common stock. Relative to companies with publicly-traded stock, the Company has few sales that can be used as a method for the determination of “fair value” under the related party stock transaction rules. The most recent sales to existing, non-related party stockholders by the Company prior to the January and May 2006 sales to Mr. MacAllister occurred during an offering at $2.50 per share which was limited to existing stockholders; this offering commenced June 15, 2005 and closed on August 15, 2005.

There were no sales of stock by the Company to existing stockholders other than the sales to Mr. MacAllister and two sales to another director in 2005 between the closing of the offering on August 15, 2005 and the purchase of May 2, 2006. Therefore, for the two sales shown below the Company used the $2.50 per share sales price from the most recent previous offering in the computation required under these rules as follows:

Purchases	Jan. 25, 2006	May 2, 2006
Most Recent Offering Price	$2.50	$2.50
Related Party Price Paid	(1.00)	(1.00)
Difference Per Share	$1.50	$1.50
Number of Shares Purchased	250,000	200,000
Non-Cash Transaction Expense	$375,000	$300,000

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 3 – RELATED PARTY TRANSACTIONS (continued)

From May 15 through June 30, 2006 there were purchases of approximately 215,000 shares by existing shareholders at $1.50 per share; this amount was used to represent “fair value” for computations of the June 30, 2006 transaction with Mr. Good.

June 30, 2006
Most Recent Offering Price	$1.50
Related Party Price Paid	(1.00)
Difference Per Share	$0.50
Number of Shares Purchased	750,000
Non-Cash Transaction Expense	$375,000

The total amount of non-cash related party transaction expense for the three sales noted above is $1,050,000 for the six months ended June 30, 2006. Because the accounting entries result in an increase to accumulated deficit and an offsetting increase to additional paid in capital, recording of the non-cash transaction has no effect on total stockholders’ equity.

NOTE 4 – ACCRUED LIABILITIES

Accrued liabilities represent estimated expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At June 30, 2006 accrued liabilities consisted of the following:

Accrued Property Taxes	$728,179
Deferred Officers Salaries	125,816
Accrued Vacation	43,880
Accrued Payroll, Payroll Taxes, and other	32,620
Accrued Professional Fees	50,000

Total Accrued Liabilities	$980,495

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 4 – ACCRUED LIABILITIES (continued)

In May 2007 the County filed an additional lien in the amount of $328,259 for 2005 personal property taxes. The Company has been billed for an additional $328,574 for 2006 personal property taxes. The amounts the Company has accrued include estimated penalties and interest.

The County may enforce the lien by seizing the Company’s equipment and offering it for sale to third parties. The Company has been in discussions with County officials regarding the tax liability, has indicated its intention to satisfy the liability after the Company becomes operational and has the financial capacity to do so, and has made good faith payments to the County of approximately $82,200 towards the Company’s tax liability.

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

Private Placements of Common Stock: During the six month period ended June 30, 2006, the Company directly sold 1,536,236 shares of common stock in private placements at prices between $1.00 and $1.50 per share for aggregate proceeds of $1,643,854. Mr. Denney, the Company's Chairman, President and Chief Executive Officer and a principal stockholder, and Mr. Simpson, a principal stockholder who was a director from inception through June 2005, contributed to the Company 1,536,236 shares of common stock they owned which the Company sold to investors in the private placements. Each contributed half of the shares. The contributed shares were accounted for as capital contributions to the Company with a reduction in common stock equal to the par value of the shares and a corresponding increase to additional paid in capital and then recorded as shares issued to the investor in the private placement (see Note 3 - Related Party Transactions). Additionally, on June 6, 2006, the Company sold 20,000 shares of common stock to an individual whom the Company believes to be an accredited investor, at a price of $5.00 per share, for aggregate proceeds of $100,000.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 6 – NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, "Earnings Per Share" requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of June 30, 2006 and 2005. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2006	2005	2006	2005

Outstanding shares	71,165,657	70,748,507	71,165,657	70,748,507
Effect of Weighting	(14,505)	(310,630)	(17,238)	(456,602)

Weighted Average common shares outstanding	71,151,152	70,437,877	71,148,419	70,291,905

NOTE 7 – INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there are no net deferred tax assets or liabilities at June 30, 2006 and no provision or benefit recorded in the statements of operations for the periods presented.

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
JUNE 30, 2006

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

The revenue and the operating results of the discontinued activities described above for the three month periods ended June 30, 2006 and 2005, for the six month periods ended June 30, 2006 and 2005, and for the cumulative period during development stage were as follows:

	Cumulative
	During
	Development	For the Three		For the Six
	Stage	Months Ended June 30,		Months Ended June 30,
	(Unaudited)	2006	2005	2006	2005

Revenues	$8,448,276	$-	$18,831	$-	$468,772

Cost of Services Provided	8,773,504	(8,659)	17,592	(8,659)	359,779

Net Income (Loss)	$(325,228)	$8,659	$1,239	$8,659	$108,993

Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie County landfill site. “Cost of Services Provided” in the discontinued operations shown above for the six months ended June 30, 2005 includes an adjustment of $109,718 for revisions reducing the accrual. During the six months ended June 30, 2006 upon settlement in full of the remaining liability consisting of lease payments on equipment damaged in a casualty loss, an adjustment of $8,659 was recorded to write off the balance of the accrual. There were no assets or liabilities related to discontinued operations as of June 30, 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 9 – COMMITMENTS AND CONTINGENCIES

A summary of commitments and contingencies is included in Note 13 to the audited consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2005. There have been no significant changes in commitments and contingencies since that report.

NOTE 10 – SUBSEQUENT EVENTS

Sales of Securities - 2006: From July 1, 2006 through December 31, 2006 the Company directly sold 10,454 shares of common stock in private offerings to new accredited investors that resulted in net proceeds to the Company of $52,273. From July 1, 2006 through December 31, 2006 the Company directly sold 3,852,607 shares of common stock in private placements that resulted in net proceeds to the Company of $2,000,816 in an offering limited to existing stockholders.

On September 12, 2006 the Company’s Board of Directors approved a new offering limited to existing shareholders at $0.52 per share or $0.50 per share for purchases of $50,000 or more. The $0.50 per share offering price has been used as the “fair value” of a share of common stock since September 12, 2006 for purposes of potential non-cash related party calculations (see below).

Stock Distribution: In conjunction with this offering, the Company distributed 2,621,236 “matching” shares of common stock to stockholders who had purchased shares between October 19, 2005 (the date Hurricane Wilma crossed Florida with an impact causing an adjustment to the Company’s business plan as detailed below) and the commencement of the new offering. For each share purchased by any shareholder during the period October 19, 2005 through September 12, 2006, that shareholder was issued another share for no additional consideration. Included in this issuance were 550,000 shares issued to P.E. MacAllister, a director, and 1,715,000 shares issued to Philip H. Good, a director at the time (see below). The Company’s Board of Directors approved the distribution of the additional shares as an adjustment of the purchase price paid by such stockholders, in light of the unanticipated effects of the Florida hurricanes, which significantly delayed the Company’s timeline for becoming operational and the fact that the Company was offering shares at a lower price in the September 12, 2006 offering than the price previously paid by such stockholders.

Related Party Transactions - 2006 Stock Sales: Included in the sales from July 1, 2006 through December 31, 2006 detailed above, Mr. MacAllister, a director, purchased 100,000 shares for $100,000 on August 31, 2006, 200,000 shares for $100,000 on September 27, 2006, and 400,000 shares for $200,000 on October 24, 2006. Mr. Good, a director at the time, purchased 600,000 shares for $300,000 on September 27, 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 10 – SUBSEQUENT EVENTS (continued)

Non-cash Related Party Stock Purchase Transaction Expenses: As further detailed in Note 3 - Related Party Transactions, in conjunction with the stock purchases by Mr. Good and Mr. MacAllister, pursuant to accounting rules and principles applicable to stock sales in related party transactions, during 2006 and 2005 the Company recorded non-cash increases in its “additional paid in capital” account and recorded for the same amounts non-cash transaction expenses. (See Note 3 for discussion of the accounting rules and assumptions used in computations for such transactions through June 30, 2006.)

In May and June 2006 there were purchases of approximately 215,000 shares by existing shareholders at $1.50 per share; this amount was used to represent “fair value” for computations of the following transaction with Mr. MacAllister.

Purchase	MacAllister
Aug. 31, 2006
Most Recent Offering Price	$1.50
Related Party Price Paid	(1.00)
Difference Per Share	$0.50
Number of Shares Purchased	100,000
Non-Cash Transaction Expense	$50,000

Non-cash related party stock purchase transaction expenses related to the stock distribution of September 12, 2006 were computed as follows:

Price Adjustment Distribution	Good	MacAllister	MacAllister	Good	MacAllister
Declared Sept. 12, 2006	Nov. 14, 2005	Jan. 25, 2006	May 2, 2006	June 30, 2006	Aug. 31, 2006

Most Recent Offering Price	$0.50	$0.50	$0.50	$0.50	$0.50
Less: Related Party Price Paid	-	-	-	-	-
Difference Per Share	$0.50	$0.50	$0.50	$0.50	$0.50
Number of Shares Issued	965,000	250,000	200,000	750,000	100,000

Non-Cash Related Party Transaction Expense	$482,500	$125,000	$100,000	$375,000	$50,000

Related party purchases from September 12, 2006 forward were at prices equal to prior and subsequent sales prices to existing shareholders so no additional non-cash charges were recorded for such transactions.

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
JUNE 30, 2006

NOTE 10 – SUBSEQUENT EVENTS (continued)

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006

NOTE 10 – SUBSEQUENT EVENTS (continued)

Notice of Intent to File Tax Lien: On an annual basis the tax authorities of Okeechobee County, Florida assess the Company for personal property taxes on the manufacturing and production equipment included in the Company’s CAV1 facility (see Note 4 - Accrued Liabilities). In October, 2007 the County notified the Company of its intention to file a lien on the Company's equipment in the amount of the back taxes for 2006 of $295,403. The amounts the Company has accrued include estimated penalties and interest.

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

ITEM 2. PLAN OF OPERATION

Overview

As of June 30, 2006, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing.

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

Liquidity and Capital Resources

As of June 30, 2006, the Company’s working capital deficit was $1,646,814 compared to a working capital deficit of $1,625,590 as of December 31, 2005. The $21,224 increase in working capital deficit consisted of an increase of $42,908 in cash and prepaid expenses offset by an increase in current liabilities of $64,132. The $64,132 change in current liabilities included payoff of capital leases of $30,975 and an increase in accounts payable and accrued liabilities of $95,107.

During the six months ended June 30, 2006 the Company received $1,743,854 in proceeds from private placements of the Company’s common stock during the period.

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

The execution by Okeechobee, Florida county tax authorities on liens placed on equipment included in the Company's CAV1 facility relating to significant amounts of past due personal property taxes could have a material adverse effect on the Company's ability to retain control of and operate its CAV1 facility.

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

The Company’s investment in its CAV1 facility is $26.0 million as of June 30, 2006. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, with piping and control for two production lines to operational status. This amount also includes the cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, reverse osmosis, process control and ancillary buildings, all to support up to six production lines. Of the total construction costs of the facility, $17.6 million represents lines one and two and related equipment already operational, $6.0 million represents construction in process in lines three and four and the hydrolysis system, and $2.4 million represents buildings, leasehold improvements and back up spare parts.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2006, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2006, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not presently party to any legal proceedings and is not aware of any pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates between January 25, 2006, and June 30, 2006, in private placement offerings limited to existing shareholders, the Company sold an aggregate of 1,536,236 shares of common stock at a prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed to the Company without consideration by Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, and Jack B. Simpson, a cofounder of the Company, a principal stockholder, and former director; Mr. Denney and Mr. Simpson each contributed half of the shares. The contributed shares were offered and sold without general solicitation or advertising and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder. The 1,536,236 shares sold consisted of the following:

On January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 and on May 2, 2006, sold 200,000 shares of common stock for $200,000 to Pershing E. MacAllister, a director. On June 30, 2006, the Company sold 750,000 shares of common stock for $750,000 to Philip H. Good, a director.

On various dates between April 15, 2006, and June 15, 2006, in a private placement offering to existing shareholders only, the Company sold an aggregate of 121,000 shares of common stock at a price of $1.00 per share to two investors, and 215,236 shares of common stock at a price of $1.50 per share to twenty-six investors for aggregate proceeds of $443,854.

On June 6, 2006, the Company sold 20,000 shares of common stock to an individual whom the Company believes to be accredited investor, at a price of $5.00 per share, for aggregate proceeds of $100,000. The sale was pursuant to a private placement offering commencing May 3, 2006 and available to accredited investors. The shares were issued without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 6. EXHIBITS

List of Exhibits:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003) *	2.2

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.2

*Included in this filing

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.

	By:	/s/ Larry W. Denney
Dated: October 31, 2007	Larry W. Denney, Chairman of the Board, President and Chief Executive Officer (principal executive officer and duly authorized officer)

Biomass Processing Technology, Inc.

	By:	/s/ Robert F. Kendall
Dated: October 31, 2007	Robert F. Kendall, CPA, Chief Financial Officer (principal financial officer)