Form 10KSB
period 2006-12-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2007-10-31
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to ____________.

Commission File Number 0-50520

Biomass Processing Technology, Inc.
(Name of Small Business Issuer as Specified in Its Charter)

Delaware	65-0638890
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3222 Commerce Place, Suite A, West Palm Beach, Florida	33407
Address of Principal Executive Offices)	(Zip Code)

(561) 684-6611
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12 (b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $.02 par value

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐

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
Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $ -0-.

As of September 20, 2007, the aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates, computed by reference to the $0.52 price at which the common equity was sold as of September 20, 2007, was $ 41,273,694.

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

Forward-looking statements are made in reliance upon the safe harbor provisions of Section 27A of the Securities Act of 1933, as amended (the "Exchange Act"), and Section 21E of the Securities Exchange Act of 1934, as amended, and the Company undertakes no obligation to update forward-looking statements to reflect further developments or information obtained after the date of filing of this Annual Report and disclaims any obligation to do so.

PART I

Item 1. Description of Business.

Biomass Processing Technology, Inc. (the "Company") was incorporated in Delaware on January 30, 1996. The authorized capital stock of the Company consists of 100,000,000 shares of common stock, $0.02 par value ("Common Stock"), of which, as of December 31, 2006, 77,649,954 shares were issued and outstanding. Although the Company’s planned principal operations commenced in December 2004, with the Company’s initial operation of the CAV facility on a test basis, the Company has been a development stage company from inception through December 31, 2006, as it had not conducted significant operations or generated significant operating revenues since its inception. The Company spent $4,529,163 on research and development activities during 2006 and $4,822,954 on such activities during 2005. The Company has incurred a net operating loss each year since its inception. The Company's management team devotes most of their activities to establishing the Company's business, the development of a detailed business plan and marketing strategy and raising the funds required to develop and operate the business successfully. The Company conducts its business activities directly and through its wholly owned subsidiaries Omni Environmental Corp., BPT CAV1 Corporation and BPT Intellectual Property Corporation. References to "the Company" below generally refer to the Company and its wholly-owned subsidiaries, collectively. As of December 31, 2006, the Company had 17 employees, 15 of whom were full-time employees.

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

The Company intends to sell the nutrient products of the biomass material it processes as animal feed and feed supplements, and to use those products as raw material to produce higher value products. The Company also seeks to develop additional commercial applications of its technology and may consider licensing its technology to third parties. The Company currently expects to derive revenues from its technology and related assets through the processing of biomass material acquired from third parties at the Company's combined animal and vegetative processing (CAV) facility, the sale of certain byproducts of that processing and the use of certain of those byproducts as raw material to produce and sell higher value products. The Company may also derive revenues from licensing its technology to third parties for additional commercial applications it may develop.

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

Animal-based biomass material is available from animal-based farming operations, including dairy farms and livestock producers. The Company has an agreement with an Okeechobee, Florida dairy farm that provides it with animal-based biomass material at no cost to the Company. See “Dairy Animal Waste Processing, Okeechobee, Florida” below. The Company has installed underground piping over the dairy farm’s land through which the farm’s animal waste materials are pumped in liquefied form directly to the Company’s Combined Animal/ Vegetative Waste One facility (the “CAV1” facility) in Okeechobee, Florida for processing. Accordingly, there is effectively no cost for the raw material and negligible cost for transportation of the materials to the plant. The Company expects to seek to enter into similar arrangements with other area dairy farmers as the CAV1 facility expands operations.

Vegetative biomass materials which the Company may use include:

•	crop residue, such as straw and bagasse (which is the residue from the processing of sugar cane);

•	yard waste residue, such as lawn clippings and palm fronds stored at landfills; and

•	commercially available feedstock, such as molasses, phosphates and ammonia.

During the year ended December 31, 2004, vegetative biomass material was available to the Company from the St. Lucie County, Florida landfill operation described below under “Discontinued Operations - Activities at St. Lucie County Landfill.” The Company processed vegetative waste for St. Lucie County, Florida, under a contract that provided for the Company to be paid a fee per ton of waste processed. The Company terminated the contract on January 13, 2005, to focus its resources on its core business. During the term of the contract, the Company’s cost of receiving and processing vegetative waste under this contract, including the transportation of the processed waste to the Company’s CAV1 facility, was slightly less than the revenues received, therefore the net cost of this form of biomass to the Company was less than zero. Florida law requires counties to collect vegetative waste separately from other refuse and most counties engage private companies to dispose of the vegetative waste. As a result, the Company may in the future be able to use the experience gained from the research activities under the contract to negotiate favorable terms to obtain vegetative material at low cost.

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

The Company is not aware of any biomass process that is equivalent to the process it has developed. There are many large, well-capitalized companies, however, such as Cargill, A. E. Staley and Archer Daniels Midland, which process biomass materials and may compete with the Company in the future. There are also companies that currently produce feed products containing yeast for sale to the livestock and pet food industry. These companies may develop alternative technologies that lower their cost of production. Any such development could adversely affect the ability of the Company to compete in the sale of these products.

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

Upon completion of the development and commercialization of its technology and production facilities, the Company would expect to market the following products:

●	feed yeast, to be marketed to animal and dairy farming operations and manufacturers of pet food;

●	feed grade five carbon products, to be marketed to animal and dairy farming operations and manufacturers of pet food;

●	food grade five carbon products, to be marketed to manufacturers of human food, health and hygiene products;

●	lignin polymer, to be marketed to manufacturers of pelletized feed products and manufacturers of concrete and plastic polymers; and

●	other products as commercialized by the research and development efforts of the Company.

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

Feed Grade Five-Carbon Products. The Company intends to supply feed grade five-carbon products as a solid or high concentration liquid to compete as an energy and palatability supplement for livestock producers and producers of pet foods. The product is intended to compete with commodity molasses from sugar production. The Company expects to market these products primarily to feed manufacturers.

Food Grade Five-Carbon Products. Food grade five-carbon products such as xylitol and arabitol are presently marketed as a non-carieogenic (does not promote tooth decay) sweetener in products such as chewing gum. Scandinavian countries are the principal producers of this product. Food grade xylitol is a five-carbon polyol or "sugar alcohol". Other such polyols include sorbitol, manitol and maltitol. Although there is a significant body of literature indicating that xylitol is the preferred sugar alcohol, producers currently use sorbitol to a far greater extent than xylitol. Based on current market price quotations obtained by the Company, management believes that xylitol costs approximately five times as much as sorbitol on a unit-equivalent basis, which limits its use. The Company believes that xylitol is sweeter and more effectively non-carieogenic than sorbitol. According to numerous independent sources, xylitol is as sweet as sugar, while sorbitol is only 60% as sweet. The Company will seek to produce and sell food grade xylitol at price and quality levels that are competitive with sorbitol. The Company expects to market its food grade five-carbon products directly to food manufacturers for incorporation into their products. Also, health and hygiene product manufacturers may purchase xylitol directly from the Company for use in products where sweetness, sugar level or tooth decay are marketing considerations.

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

CAV1 Facility

The Company’s CAV1 facility is a processing facility located in Okeechobee, Florida. Construction of the CAV1 facility in its basic design is complete. The Company's plans call for it to continue construction to expand the CAV1 facility's production capabilities, subject to the availability of additional capital to fund such activities, as discussed elsewhere in this report. The Company plans to add a hydrolysis processing capability that will enable the CAV1 facility to produce a wider range of products with greater efficiency. The CAV1 facility has four fermenter “lines,” each of which includes a tower holding 200,000 gallons of product. The Company began operating the plant on a test basis in December 2004 with two lines. Upon commencing operations the Company plans to gradually increase production until the Company is using all four lines. The CAV1 facility is permitted for up to six lines and the Company plans to begin constructing the fifth and sixth lines upon commencement of operations. The Company expects its commercial processing operations at the CAV1 facility to initially consist of processing yeast in a sterile environment utilizing phosphorus, nitrogen, carbohydrate and other nutrients contained in barn waste from adjacent farming operations. The Company expects to market and sell the products of its CAV1 facility as described above.

During several years of production testing, the Company had used molasses as a primary raw material and intended to enter the lower quality/lower valued yeast market utilizing molasses. In early 2006, as the Company attempted to become operational, it determined that the molasses crop of 2005/2006 from local sugar cane farming operations was unusable as the Company’s raw material due to harvesting techniques used on sugar cane affected by the hurricanes that passed over Florida in mid-2005. Harvesting methods pulled up significant amounts of dirt that was incorporated into the molasses and could not be removed effectively. After learning about the contamination of the molasses supply, the Company determined that its CAV1 facility could use a higher cost raw material to produce a higher quality yeast, which the Company could sell at a higher price and thereby offset the additional costs associated with the higher quality raw material. In order to produce the higher quality product, management decided to accelerate implementation of plans to construct special processing equipment. Construction of the equipment occurred throughout most of 2006. In early 2007, the Company completed the construction and testing of the equipment.

In February 2007, management determined that in order to become operational, the Company would need to raise a significant amount of working capital and commenced seeking an investment banking group that could assist in finding sources of funding. On August 16, 2007, the Company executed an agreement with Jesteda Partners, LLC (“Jesteda”), an investment banking group with offices in Irvine, California and New York City. Under the ninety-day exclusive agreement, Jesteda will act as a finder to seek for the Company financing up to $10 million. Jesteda received 75,000 shares of common stock of the Company upon execution of the agreement. The agreement provides for Jesteda to receive fees of 8% of the gross proceeds received by the Company and warrants for the Company’s common stock valued at 4% of gross proceeds with a strike price of $1.00 per share exercisable within two years of closing. There is no assurance that Jesteda and the Company will be successful in raising the additional capital that the Company requires to become operational.

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

Animal feeding operations of dairy farms result in the presence of phosphorus and nitrogen in the related wastewater. These chemicals present a source of potential environmental liability for the farming operations. In April 2003, the U.S. Environmental Protection Agency (the “EPA”) issued regulations requiring commercial farmers to manage their nutrients and wastewater in order to reduce or eliminate the discharge of those chemicals into the nation’s waterways. Based upon its discussions with various farming operations, the Company expects that it will be cost prohibitive for most farms to effect this reduction by increasing the total acreage used for land spreading of animal waste or by reducing the number of livestock per acre, and that the Company's waste processing methods will present an attractive alternative to the dairy farms for achieving compliance with the regulatory requirements. As the Company develops and constructs facilities similar to the CAV1 facility, the Company expects that it will eventually be able to generate similar economic benefits from those facilities.

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

On May 18, 2004, the Company filed seven provisional patent applications with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. A provisional application is a patent filing allowing the Company one year to complete the final application. On May 16, 2005, the Company filed seven Patent Cooperation Treaty (“PCT”) applications, claiming priority to the provisional patent applications it previously filed. The filing of the PCT applications extended the time allowed to the Company to complete filing formal U.S. applications, and gave the Company the ability to extend the time for filing applications with foreign governments that are PCT participants. In November 2006, the Company filed final patent applications in the United States and 18 other countries based on the seven PCT applications previously filed on a provisional basis. Upon the granting of any patents, the associated costs will be amortized over the life of the patents. There is no assurance that any patents will be issued to the Company or that any patents that may be issued will prove to be enforceable.

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

The Company believes that the discoveries presented in its patent applications constitute a novel means of fermentation. In general, the core technology presented, taken as a whole, addresses the major problems of waste stream treatment—sub optimal, very dilute, poor and variable concentration nutrient supply. The Company believes that its technology can address remediation of waste streams as dilute as certain river water, or as concentrated as manure, potentially with recovery of valuable product that may more than offset the cost of the processing.

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

The Company refers to these processes as its EcoGold™ technology. The processes involve the recovery of nutrient value from dilute, variable waste streams by fermentation processing. The technology encompasses several variations that include cheese whey, ethanol fermentation waste and recovery of nutrient specific to manure waste of various animal species such as hogs, poultry and cattle.

Dairy Animal Waste Processing, Okeechobee, Florida

The Company is a party to a Dairy Animal Waste Processing Operating Agreement, dated June 23, 1999, with Larson Dairy, Inc. in Okeechobee, Florida. This agreement requires the Company to process animal waste materials resulting from the dairy farming operations of Larson Dairy into useful feed, chemical and fuel commodities. In consideration for its handling of the animal waste materials generated by Larson Dairy, the Company acquires ownership of all output generated by the Company’s process. The term of the agreement is twenty years, subject to termination by either party in the event of an uncured breach by the other party. The agreement is also terminable by Larson Dairy if it ceases dairy operations and by the Company if it determines that it is not obtaining the benefits it intended to obtain through the agreement.

The Company's CAV1 facility is located on land leased from Larson Dairy. The initial operations of the CAV1 facility consist of processing animal waste materials generated by Larson Dairy. The Company plans to continue construction of modifications that will expand the capacity of the CAV1 facility and to construct a hydrolysis processing capability at the CAV1 facility. The Company has completed the installation of piping over Larson Dairy's land which currently transfers the Dairy's animal waste materials directly to the CAV1 facility for processing. The Company intends to negotiate construction of additional pipe lines to more barns at Larson Dairy and barns at other nearby dairies.

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

Plan of Operations

As further detailed in the financial statements under "Note 12 - Subsequent Events," during the months subsequent to December 31, 2006, the Company allocated its capital resources to the completion of its fully-expanded production facilities and its endeavor to secure significant funding sufficient to support commencing operations. During the coming twelve months (the second half of 2007 and first half of 2008), through a combination of expected securities offering proceeds and cash flows, the Company plans to begin operating the CAV1 facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-process applied to vegetative biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines 5 and 6, at the CAV1 facility.

In their report on the Company’s consolidated financial statements for the fiscal years ended December 31, 2006 and 2005, the Company’s independent auditors included an explanatory paragraph describing conditions which raise substantial doubt about the Company’s ability to continue as a going concern. Until the Company begins to generate cash revenues from its planned principal business operations, its expenses will substantially exceed its revenues and a substantial portion of the Company’s limited cash resources will be required to be used to pay operating expenses. The Company believes that its current capital resources will be insufficient to fund the Company's intended operations beyond the third quarter of 2007, and that unless the Company commences generating significant cash flow from operations, it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of the foregoing. The Company currently intends to seek to raise substantial additional capital through one or more private offerings of debt securities, common stock or convertible securities, or a combination of the foregoing. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations.

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

The Company’s independent auditors have added an explanatory paragraph to their audit opinion (included elsewhere in this Annual Report on Form 10-KSB) issued in connection with their audit of our financial statements for the years ended December 31, 2006 and 2005, which states that there are matters related to the Company that raise substantial doubt as to the Company’s ability to continue as a going concern. The Company is dependent upon the proceeds from the sale of shares of its Common Stock to continue its operations. The existing assets of the Company may not be sufficient to meet the ultimate capital or financial needs of the Company and may not be sufficient in relationship to the operations in which the Company intends to engage. Should the Company fail to raise sufficient capital to meet its current financial needs, or should the Company fail to commence business operations that generate material amounts of revenue, it will be necessary for the Company to seek to raise additional funds in order to continue its business operations. This may involve offering additional shares of Common Stock. There can be no assurance that the Company will successfully implement its business plan or that it will be able to raise any additional capital which may be required.

The Company may not be able to attract and train appropriate personnel for its business expansion plans on a timely basis.

To implement the Company’s expansion plans during its planned process of becoming fully operational and rapidly expanding production, the Company will need to hire qualified personnel in marketing, engineering, accounting, production and other areas and to adequately train the new staff members. The Company is currently operating with fewer employees than in prior years and several key positions are unfilled. There is no assurance that the Company will have the funds to hire qualified personnel or will be able to successfully identify, recruit and train qualified personnel on a timely basis to achieve the Company’s goals.

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

The Company’s cash flow from operations has been insufficient to cover the Company’s operating expenses and other cash commitments in each year since the Company’s inception, including each of the years ended December 31, 2006 and 2005, and through the date of this report. The Company has financed its operating cash requirements, as well as its capital needs, during these periods with proceeds from the issuance of Common Stock. There can be no assurance, however, that the Company will be able to continue to finance its operating and capital needs through the issuance of Common Stock.

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

The protection of the Company’s intellectual property rights is important to its future success. The Company intends to rely on a combination of patents, trade secret laws and contractual restrictions to establish and protect its proprietary rights. The Company has entered, and will enter, into confidentiality and invention assignment agreements with its employees and contractors and nondisclosure agreements with parties with whom it does business in order to limit access to and disclosure of its proprietary information. There can be no assurance that these contractual arrangements or other steps that the Company takes will be sufficient to protect its intellectual property rights from infringement or misappropriation. The Company may be unable to detect the unauthorized use of, or take appropriate steps to enforce, the Company’s intellectual property rights. Furthermore, third parties may claim that the Company’s activities infringe upon their proprietary rights. Such claims, whether meritorious or not, could have a material adverse effect upon the Company’s business, results of operations and financial condition. Further, defending the Company’s intellectual property rights could result in the expenditure of significant financial and managerial resources, which could materially adversely affect the Company’s business, results of operations and financial condition.

The Company’s inability to obtain or maintain patent protection on its proprietary technology could have a material adverse effect upon the Company.

The Company’s success will depend in part on its ability to obtain and maintain patent protection for its proprietary technology. The Company has filed seven patent applications with the United States Patent and Trademark Office and the patent authorities of 18 other countries with respect to its proprietary technology for the processing of biomass materials.

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

The Company expects to face competition from companies with greater financial and human resources and the Company may not be able to compete with these companies effectively.

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

Operation of the Company’s facilities involves various risks, including the potential for breakdown or failure of equipment, the inability to obtain adequate supplies of suitable biomass material at acceptable cost, performance of equipment below expected levels of output or efficiency (whether due to misuse, unexpected degradation or design or manufacturing defects), failure to keep on hand adequate supplies of spare parts or other raw materials, operator error, labor disputes, catastrophic events such as fires, floods, earthquakes, acts of war or terrorism and other similar events, and the inability to sell products intended to be produced by the Company’s facilities at acceptable prices, or at all. The occurrence of any of the events described above could increase the cost of operating the Company’s facilities, reduce the sales of the proposed output of the Company’s facilities or otherwise materially and adversely affect the financial condition of the Company.

The Company’s operations subject the Company to a substantial risk of liability for violations of environmental, health and safety laws and regulations.

The Company will be required to comply with a number of statutes and regulations relating to the health and safety of personnel and the public, including the identification, generation, storage, handling, transportation, disposal, record keeping, labeling and reporting of, and emergency response in connection with, materials relating to the Company’s facilities that may be hazardous or toxic, safety and health standards, practices and procedures applicable to operation of the Company’s facilities, and environmental protection requirements including standards and limitations relating to the discharge of air and water pollutants and the discharge of solid waste. Failure to comply with any of such statutes and regulations could have a material adverse effect on the Company, including the imposition of criminal or civil liability either by regulatory agencies or as a result of litigation by private parties, imposition of clean-up fines or liens, the posting of reclamation bonds or the mandatory expenditure of funds to bring the Company’s facilities into compliance.

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

The Company is responsible for maintaining various permits and other regulatory approvals required for the operation of its facilities. Failure to satisfy certain of the permits’ conditions could prevent the Company from operating its facilities or result in fines or other additional costs. While the Company’s facilities have been designed and constructed in order to substantially comply, insofar as can be reasonably controlled, with the conditions in the Company’s permits and approvals, there can be no assurance that its facilities will operate within the limits established by the permits or other approvals. The Company’s facilities could be adversely affected if regulatory changes or new permit conditions are implemented that impose more comprehensive or stringent compliance requirements, resulting in increased compliance costs or restrictions. Similarly, there can be no assurance that existing or future permitting requirements will not adversely affect the ability of third parties, such as suppliers of biomass or purchasers of the Company’s products, to provide the Company with necessary services and materials or to purchase or use the Company’s products.

The Company will continue to be controlled by its present management for the foreseeable future, and other stockholders may not be able to replace management should that become necessary to improve the Company’s operations.

Larry W. Denney, the Chairman, President and Chief Executive Officer of the Company, owns approximately 40% of the Company’s issued and outstanding shares of Common Stock, and the directors and officers of the Company as a group own approximately 43% of the Company’s issued and outstanding shares of Common Stock. Jack B. Simpson, a co-founder and former director of the Company, owns approximately 18% of the outstanding shares of Common stock. As a result, management of the Company will be able to exert a substantial and controlling influence over all matters submitted for a vote of the Company’s stockholders, including the election of directors. Non-management stockholders are unlikely to be able to replace management should those stockholders determine that the Company’s operations could be conducted more effectively by other management.

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

The execution by county tax authorities on liens placed on equipment included in the CAV1 facility relating to significant amounts of past due personal property taxes could have a material adverse effect on the Company's ability to operate the CAV1 facility.

The tax authorities of Okeechobee County, Florida have assessed the Company for personal property taxes on the manufacturing and production equipment included in the CAV1 facility. The amount of these taxes for the 2004 calendar year was $179,355. The Company did not pay this amount when it was asserted to be due, and in June 2006, the County filed a lien on the Company's equipment in the amount of the back taxes. In May 2007 the County filed an additional lien in the amount of $328,259 for 2005 personal property taxes. The Company has been billed for an additional $328,574 for 2006 personal property taxes. The amounts accrued include estimated penalties and interest. The County may enforce the lien by seizing the Company's equipment and offering it for sale to third parties. The Company has been in discussions with County officials regarding the tax liability, has indicated its intention to satisfy the liability after the Company becomes operational and has the financial capacity to do so, and has made good-faith payments to the County of approximately $82,200 towards the Company's tax liability. There can be no assurance that the Okeechobee County tax authorities will not seek to execute on the liens placed on the Company's assets, which could result in the seizure and sale of such assets without any assurance that the proceeds would be sufficient to satisfy the Company's asserted tax liability. The occurrence of such events could have a material adverse effect on the Company.

Item 2. Description of Property.

Company Headquarters, West Palm Beach, Florida

The Company is a party to a Lease, dated November 12, 2001, under which the Company leases its principal offices located in West Palm Beach, Florida from 45th Street Partnership, Ltd. The lease term as extended expires in December 2007, and the current base rent under the lease is $8,071 per month. The Company is also required to pay its proportionate share of the lessor’s operating expenses attributable to the office building in which the leased premises are located, and related real estate taxes. The facilities are adequate for the Company’s present and anticipated future needs. The Company intends to negotiate an additional extension, execute a new lease or relocate in the area.

CAV1 Production Facility, Okeechobee, Florida

The CAV1 facility is a Company facility sited on a six acre parcel leased by the Company from Larson Dairy, Inc. in Okeechobee, Florida and designed and implemented as a four-line production facility. The fermentation capacity of the CAV1 facility is 4,000,000 liters, implemented in four 1,000,000 liter "lines". Although the optimal economic design of the CAV1 facility includes internal generation of carbohydrate feed stock from the Company's hydrolysis process, the CAV1 facility can operate using carbohydrate purchased from outside sources. Construction of the basic design of the CAV1 facility is complete. The Company plans to commence commercial processing operations at the CAV1 facility utilizing the two completed fermentation lines. Subject to raising sufficient additional capital, the Company plans to continue construction to expand production capacity and add a hydrolysis processing capability that will enable the CAV1 facility to produce a wider range of products with greater efficiency. The Company expects its commercial processing operations at the CAV1 facility to initially consist of the processing of barn waste from adjacent dairy farming operations. The Company expects to market and sell the products of its CAV1 facility processing operation as described above.

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

Item 3. Directors, Executive Officers, and Significant Employees.

The following table sets forth the names, ages and positions of the executive officers and directors of the Company. The Board of Directors currently consists of three directors. Directors are elected at the annual meeting of stockholders of the Company and serve for one year or until their successors are elected and qualify. Officers are elected by the Board and serve at the discretion of the Board.

Name	Age	Positions Held
Larry W. Denney	69	Chairman of the Board, President and Chief Executive Officer
Sandra McDonald	58	Director
P.E. MacAllister	89	Director
Robert F. Kendall	58	Chief Financial Officer

Larry W. Denney has been Chairman of the Board, President and Chief Executive Officer of the Company since the inception of the Company in 1996. Mr. Denney founded Omni Technologies International, Ltd. (now a wholly-owned subsidiary of the Company under the name Omni Environmental Corporation) in 1991 for the purpose of conducting research and development of process control automation equipment and technology which improve the efficiency and lower the operating costs of manufacturing processes. Mr. Denney is married to Peggy Denney, the Company's controller.

Sandra McDonald has been a director of the Company since June 2005. Ms. McDonald is the world-wide sales and marketing manager for Pro Med Instruments, a leader in cranial stabilization and brain retraction, headquartered in Freiburg, Germany. She is the cofounder of PJ McDonald Corp., a construction company located in Cape Coral, Florida, where she served as Chief Financial Officer from 2004 through 2006. Ms. McDonald was Executive Director of Professional Services-Medical Systems Group of Olympus America, Inc., a medical instruments company, from 2000 through 2003 and was Director of Marketing-Olympus Diagnostic Systems Group from 1997 through 2000. Ms. McDonald was Vice President - Marketing & Chief Operations Officer of the Company in 1997. She worked with Beckman-Coulter Corporation in Miami, Florida from 1985 through 1997 serving as Worldwide Marketing Manager, Worldwide Group Product Manager-Hematology and Worldwide Product Manager-Chemistry. From 1975 through 1983 she worked in Bonn, Germany as Sales and Marketing Manager-Europe for American Monitor Corporation, a medical instruments company with which Mr. Denney, the Company’s Chairman and Chief Executive Officer, was previously associated.

P.E. MacAllister has been a director of the Company since June 2005. Since 1952, he has been the Chairman of the Board of MacAllister Machinery Co., Inc., a dealer for Caterpillar. He has served on boards of numerous civic organizations in Indianapolis, Indiana including 17 years on the Capital Improvements Board of the Convention Center & RCA Dome (a $100 million facility), the Marion County Convention & Recreational Facilities Authority, the Community Hospital Foundation, the Indianapolis Opera Company, Indiana State Symphony Society, Board of Public Safety and the Marion County Hospital Authority Board.

Robert F. Kendall has been Chief Financial Officer of the Company since June 2004. Mr. Kendall has been a certified public accountant in West Palm Beach, Florida for 24 years, ten of which were in public accounting including working with the international firm of Laventhol and Horwath. From 2003 through 2004, he was an auditor with Michaelson & Company, a CPA firm where he specialized in requirements of clients with SEC and Sarbanes-Oxley Act reporting obligations. From 2002 through 2003, he served as Chief Financial Officer in America’s Senior Financial Services, Inc., an SEC reporting mortgage brokerage company. From 2000 through 2002, he was chief financial officer of Infinite Space Systems, Inc., a development stage Internet company, and controller of Mercedes Benz of Palm Beach, an auto dealership. From 1998 through 2000, he served as Controller of Pueblo Xtra International, Inc., an SEC reporting grocery store chain with annual sales of nearly $1 billion where he supervised a staff of 70 in the accounting, human resources, and IT departments.

Committees of the Board of Directors

The Board of Directors has established the following committees of the Board: an Audit Committee, a Compensation Committee, and a Technical Review Committee.

The full Board of Directors is presently acting as the Audit Committee in meetings designated for that purpose. Ms. McDonald and Mr. MacAllister are "independent" within the meaning of that term in Section 10A of the Securities Exchange Act of 1934, as amended. The Audit Committee was created by the Board of Directors in October 2003. The Audit Committee's responsibilities are principally concerned with the accuracy and effectiveness of the audits of the Company's financial statements by its independent auditors. The Audit Committee is responsible for selecting, retaining, overseeing and evaluating the Company's independent auditors, meeting with the auditors to review the scope and results of the audit, approving any non-audit services which may be provided to the Company by the independent auditors, and considering various accounting and auditing matters related to the Company's system of internal controls, financial management practices and other matters. The Audit Committee did not meet separately from the Board of Directors during 2006; its activities were conducted as part of the meetings of the full Board.

The Compensation Committee consists of Mr. MacAllister, an independent director. The Compensation Committee's responsibilities are to make recommendations to the Board of Directors regarding the compensation of the Company's officers and directors and to review and make recommendations with respect to existing and proposed compensation plans and programs. The Committee was created by the Board of Directors in October 2003. The Compensation Committee did not meet separately from the Board during 2006. During 2006, there were no changes to compensation or compensation plans.

The Technical Review Committee consists of Ms. McDonald, who is the chairman, and Mr. Denney. The Technical Review Committee is composed of persons having a sufficient technical background, gained through education and experience, to perform an informed evaluation of the Company's technology. The purpose of the Committee is to advise the Board of Directors and Company management as to the strategic direction of the Company with respect to matters involving the Company's technology. The Committee was created by the Board of Directors in October 2003. During 2006, the Committee addressed technical review issues during general Board of Directors meetings instead of holding separate Technical Review Committee meetings.

Item 4. Remuneration of Directors and Officers.

The following table sets forth the aggregate remuneration paid to the three highest paid officers of the Company during the year ended December 31, 2006.

Name	Capacity	Aggregate Remuneration
Larry W. Denney	Chairman of the Board, President and Chief Executive Officer	$170,833*
Robert F. Kendall, CPA	Chief Financial Officer/Secretary	$ 80,000
Peggy J. Denney	Controller/Assistant Secretary	$111,042*

* During the year 2004, in light of the Company's cash position certain officers elected to defer a portion of their salaries to be paid at a later date. In 2004, Mr. Denney deferred $70,833 and Mrs. Denney deferred $46,042; these balances were paid during 2006 and are included above. Annual salary rates in 2006 and 2005 were: Mr. Denney, $100,000, Mr. Kendall, $80,000 and Mrs. Denney, $65,000.

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

Item 5. Security Ownership of Management and Certain Security Holders.

The following table sets forth information as to shares of Common Stock, which constitutes the only class of voting securities of the Company, owned of record on September 20, 2007, by (i) each person who is one of the three highest paid officers or directors of the Company, (ii) all of the directors and officers of the Company as a group, and (iii) any person who the Company knows to be the owner of record of more than ten percent of the Common Stock.

Title of Class	Name and Address of Owner(1)	Amount Owned	% of Class (2)
Common Stock	Larry W. Denney (3)	31,552,046	39.7%
	Jack B. Simpson (4)	14,165,814	17.8%
	P.E. MacAllister	2,109,000	2.7%
	Sandra McDonald	360,000	0.5%
	Robert F. Kendall	-	-0-%
	Peggy J. Denney (5)	638,000	-0-%
	All directors and officers as a group (5 persons)	34,011,046	42.8%

(1)	The business address of each owner listed is 3222 Commerce Place, Suite A, West Palm Beach, Florida 33407.

(2)	Information as to the percent of class is based on 79,372,489 issued and outstanding shares of Common Stock as of September 20, 2007.

(3)
Includes (i) 578,000 shares held by Peggy J. Denney, wife of Larry W. Denney, (ii) 168,000 shares held by Mr. Denney's adult daughter, and (iii) 60,000 shares held by Peggy J. Denney as custodian for three adult grandchildren of Larry and Peggy Denney, as to all of which Mr. Denney disclaims beneficial ownership.

(4)	Includes shares held of record by entities controlled by Mr. Simpson.

(5)	Includes 60,000 shares held by Peggy J. Denney as custodian for three adult grandchildren, as to which Mrs. Denney disclaims beneficial ownership.

The Company does not have any outstanding options, warrants or other convertible securities.

Item 6. Interests of Management and Others in Certain Transactions.

During 2004, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and Chief Executive Officer, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Through December 31, 2004, Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, was payable on or before January 1, 2007 and could be prepaid without penalty. Accrued interest, which is presented as a component of accrued expenses, totaled $1,140 as of December 31, 2005. During the year ended December 31, 2005, the Company made payments of $68,375 in principal and $5,240 in interest and $2,062 in interest was accrued. The balance of the loan as of December 31, 2005 was $39,325. During 2006 the Company paid off the note in its entirety with payments of $39,325 in principal and $2,561 in interest.

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

On various dates between January 25, 2006, and June 30, 2006, in private placement offerings to existing shareholders only, the Company sold an aggregate of 1,536,236 shares of Common Stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed to the Company without payment by Mr. Denney and Mr. Simpson, each of whom contributed half of the shares. The share contributions were accounted for as capital contributions to the Company, recorded as a decrease to common stock in the amount of the $.02 per share par value of the contributed shares and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilution to existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors. Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. On June 30, 2006, the offering in which Mr. Denney and Mr. Simpson contributed their personal shares was closed; after the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,165,813.5 shares.

Included in the sales of the contributed Common Stock noted above were the following: on January 25, 2006, of 250,000 shares for $250,000 and on May 2, 2006, of 200,000 shares for $200,000 to P. E. MacAllister, a director of the Company. On June 30, 2006, the Company sold 750,000 shares of Common Stock for $750,000 to Philip H. Good, a director of the Company at the time. The Company sold to Mr. MacAllister 100,000 shares for $100,000 on August 31, 2006, 200,000 shares for $100,000 on September 27, 2006, and 400,000 shares for $200,000 on October 24, 2006. The Company sold to Mr. Good 600,000 shares for $300,000 on September 27, 2006.

On September 12, 2006 the Board approved a new offering available to existing shareholders at $0.52 per share or $0.50 per share for purchases of $50,000 or more. This offering price has been used as the “fair value” of a share of Common Stock since September 12, 2006 for purposes of potential non-cash related party calculations (see “Note 4 - Related Party Transactions”).

In conjunction with an offering commencing on September 12, 2006, available only to existing stockholders, the Company distributed 2,621,236 “matching” shares of Common Stock to stockholders who had purchased shares between October 19, 2005 (the date Hurricane Wilma crossed Florida with an impact causing an adjustment to the Company’s business plan as detailed in “Note 12 - Subsequent Events” of the financial statements) and the commencement of the new offering. For each share purchased by any shareholder during the period October 19, 2005 through September 12, 2006, that shareholder was issued another share for no additional consideration. The Board approved the distribution of the additional shares of Common Stock as an adjustment of the purchase price paid by such stockholders, in light of the unanticipated effects of the Florida hurricanes, which significantly delayed the Company’s timeline for becoming operational, and the fact that the Company was offering shares at a lower price per share in the September 12, 2006 offering than the price previously paid by such stockholders. Included in the “matching” shares issued as a purchase price adjustment were 550,000 shares issued to Mr. MacAllister and 1,715,000 shares issued to Mr. Good.

PART II

Item 1. Market Price of and Dividends on the Registrant’s Common Equity and Other Shareholder Matters.

There is currently no trading market for the Common Stock. As of December 31, 2006, there were 77,649,954 shares of Common Stock outstanding and approximately 1,056 holders of record of the Common Stock. The Company has never declared or paid dividends on the Common Stock and does not anticipate doing so in the foreseeable future. The Company does not have any compensation plans under which Common Stock may be issued.

Item 2. Description of Exhibits.

The information required under this item is contained in Part III, Item 1, Index to Exhibits.

Item 3. Changes in and Disagreements with Accountants.

There have been no changes in or disagreements with the Company’s principal independent accountants that have not been disclosed previously.

Item 4. Submission of Matters to a Vote of Security Holders.

On June 16, 2007, the Company held its Annual Meeting of Stockholders at its corporate offices in West Palm Beach, Florida. At the meeting Larry W. Denney, Sandra McDonald and P. E. MacAllister were elected to the Board of Directors by unanimous vote of those stockholders in attendance, who represented over 61% of the outstanding shares of Common Stock. Directors were elected for a term expiring at the next Annual Meeting of Stockholders. No matters were submitted to the security holders of the Company for a vote during the fourth quarter of the fiscal year covered by this report.

Item 5. Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of beneficial ownership and reports of changes in beneficial ownership of the Company's Common Stock. The rules promulgated by the SEC under Section 16(a) require those persons to furnish the Company with copies of all reports filed with the SEC pursuant to Section 16(a).

Based on the Company's inquiries and copies of reports of beneficial ownership on Form 5 as of December 31, 2006 provided to the Company, Mr. Denney, Mr. Simpson, Ms. McDonald and Mr. MacAllister filed reports of beneficial ownership on Form 5 on a timely basis as required by the SEC. Based on the Company's inquiries and copies of reports of ownership changes on Form 4, each of Mr. Denney, Mr. Simpson, Mr. MacAllister and Mr. Good filed a report of changes in beneficial ownership on Form 4 that was one day late. On May 2, 2006, Mr. Denney and Mr. Simpson each transferred 225,000 shares to the Company for no consideration, which transactions were not reported until May 5, 2006. On May 2, 2006, Mr. MacAllister purchased 200,000 shares, which transaction was not reported until May 5, 2006. On September 14, 2006, Mr. Good acquired 750,000 additional shares that he owns directly, and 965,000 additional shares that he owns indirectly, each issued as a result of an adjustment of the purchase price per share of previous investments, which transactions were not reported until September 19, 2006. There were no initial statements of beneficial ownership on Form 3 filed during 2006.

Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, as of December 31, 2006, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of December 31, 2006, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

The Company's disclosure controls and procedures are subject to a material weakness resulting from inadequate segregation of duties related to accounting controls caused by the limited number of personnel available for accounting duties. The accounting department consists of the Chief Financial Officer, who is a CPA, one accountant, and the controller, who is married to the Chief Executive Officer of the Company. Additionally, the Chief Executive Officer of the Company is active in review of all aspects of financial reporting. As a mitigating control, the Chief Executive Officer, Chief Financial Officer, controller, and the accountant do extensive review of all of the accounting records and financial reporting. The Company is a research and development company in the development stage. Since inception in 1996, the Company has been entirely funded by investment and has had no revenues to date in its intended business. Management believes that remediation of the cited lack of segregation of duties can be accomplished through the hiring of additional accounting personnel or by adding or modifying certain existing internal control procedures. As for hiring additional personnel, it has not been reasonable or cost beneficial for the Company to hire extra accounting personnel who have no other purpose, duties or workload than to provide formal segregation of duties under internal control principles. In the future, the Company may hire additional accounting personnel as soon as it has sufficient financial resources and additional workload to justify such hiring.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART F/S

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of
Biomass Processing Technology, Inc.

We have audited the accompanying consolidated balance sheet of Biomass Processing Technology, Inc. and its subsidiaries (the "Company"), a development stage company, as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2006 and 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Biomass Processing Technology, Inc. and its subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for the years ended December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. The Company is a development stage company that has had limited revenues, has incurred cumulative losses since inception, and has been dependent on investor capital to sustain its activities. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Notes 1 and 12. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/	Sherb & Company LLP
Certified Public Accountants

Boca Raton, Florida
September 20, 2007

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2006

ASSETS

Current assets
Cash and cash equivalents	$119,717
Prepaid expenses and other current assets	106,624

Total Current Assets	226,341

Property and equipment, net	23,266,494

Other assets
Equipment system	289,918
Spare parts	1,212,865
Patent application costs	477,955
Deposits and other assets	94,635

Total Other Assets	2,075,373

Total Assets	$25,568,208

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$762,802
Accrued liabilities	994,137

Total Current Liabilities	1,756,939

Commitments and Contingencies	-

Stockholders’ equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 77,649,954	1,553,000
Additional paid in capital	54,577,005
Deficit accumulated during the development stage	(32,318,736)

Total Stockholders’ Equity	23,811,269

Total Liabilities and Stockholders’ Equity	$25,568,208

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Cumulative
	During
	Development	Years Ended December 31,
	Stage (Unaudited)	2006	2005

Revenues (Note 9)	$-	$-	$-

Operating expenses:
Research and development	24,248,685	4,529,163	4,822,954
Depreciation	4,755,682	1,109,917	2,043,377
Valuation adjustment -
Equipment system	1,793,681	-	1,793,681
Loss on disposal of assets	785,756	100	590,350

Total operating expenses	31,583,804	5,639,180	9,250,362

Interest expense	(409,704)	(6,085)	(30,438)

Loss from continuing operations	(31,993,508)	(5,645,265)	(9,280,800)

Discontinued operations (Note 9):
Net income (loss) from
discontinued landfill
contract activities	(325,228)	8,659	108,993

Net loss	$(32,318,736)	$(5,636,606)	$(9,171,807)

LOSS PER COMMON SHARE
Loss from continuing operations		$(0.08)	$(0.13)
(Loss) gain from discontinued operations		0.00	0.00

Net loss per share		$(0.08)	$(0.13)

Weighted average number of
common shares outstanding		72,683,950	70,695,167

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

(continued on next page)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 30, 1996 (INCEPTION) THROUGH DECEMBER 31, 2004
(Unaudited)

(continued)					Deficit Accumulated
	Number of	Common			During the
	Common	Stock,	Subscription	Paid in	Development
	Shares	at Par Value	Receivable	Capital	Stage	Total

Balances as of December 31, 2001	68,274,392	$1,365,488	$(13,700)	$25,983,869	$(7,692,743)	$19,642,914
Contribution of common shares	(123,575)	(2,472)	-	2,472	-	-
Issuance of common shares	403,966	8,080	-	5,599,740	-	5,607,820
Settlement of subscription receivable	-	-	13,700	-	-	13,700
2002 net loss	-	-	-	-	(3,953,004)	(3,953,004)
Balances as of December 31, 2002	68,554,783	1,371,096	-	31,586,081	(11,645,747)	21,311,430
Contribution of common shares	(265,530)	(5,311)	-	5,311	-	-
Issuance of common shares	1,142,535	22,851	-	5,514,849	-	5,537,700
2003 net loss	-	-	-	-	(2,589,086)	(2,589,086)
Balances as of December 31, 2003	69,431,788	1,388,636	-	37,106,241	(14,234,833)	24,260,044
Contribution of common shares	(239,325)	(4,787)	-	4,787	-	-
Issuance of common shares	736,450	14,729	-	3,839,021	-	3,853,750
Conversion of Promissory Note	2,500	50	-	9,950	-	10,000
2004 net loss	-	-	-	-	(3,275,490)	(3,275,490)
Balances as of December 31, 2004	69,931,413	$1,398,628	$-	$40,959,999	$(17,510,323)	$24,848,304

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
FROM JANUARY 1, 2005 THROUGH DECEMBER 31, 2006

				Deficit Accumulated
	Number of	Common	Additional	During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total
Balances as of January 1, 2005	69,931,413	$1,398,628	$40,959,999	$(17,510,323)	$24,848,304
Issuance of common shares	1,179,444	23,589	4,624,346	-	4,647,935
Issuance of common shares to
Related Party (Note 4 ):
Contribution of common shares	(1,092,600)	(21,852)	21,852	-	-
Acquisition of common stock	(127,600)	(2,552)	(40,948)	-	(43,500)
Issuance to related party	1,255,000	25,100	3,112,400	-	3,137,500
2005 net loss	-	-	-	(9,171,807)	(9,171,807)
Balances as of December 31, 2005	71,145,657	1,422,913	48,677,649	(26,682,130)	23,418,432
Issuance of common shares	3,275,533	65,512	1,831,431	-	1,896,943
Contribution of common shares	(1,536,236)	(30,725)	30,725		-
Issuance to related parties	4,765,000	95,300	4,037,200		4,132,500
2006 net loss	-			(5,636,606)	(5,636,606)
Balances as of December 31, 2006	77,649,954	$1,553,000	$54,577,005	$(32,318,736)	$23,811,269

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Cumulative During
	Development	Years Ended December 31,
	Stage (Unaudited)	2006	2005
Operating Activities
Net Loss from continuing operations	$(31,993,508)	$(5,645,265)	$(9,280,800)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	4,755,682	1,109,917	2,043,377
Valuation adjustment - equipment system	1,793,681	-	1,793,681
Loss on disposal of assets	785,756	100	590,350
Stock-based compensation	163,700	-	-
Non-cash expense - common stock transaction	3,970,000	2,232,500	1,737,500
Changes in certain assets and liabilities:
Prepaid expenses and other current assets	(155,590)	75,901	52,936
Deposits, spare parts, and other assets	(523,405)	(84,318)	(337,307)
Accounts payable and accrued liabilities	1,813,088	47,889	(395,197)
Net Cash Used in Continuing Operations	(19,390,596)	(2,263,276)	(3,795,460)

Net income (loss) from discontinued operations	(325,228)	8,659	108,993
Adjustments to reconcile net cash used in discontinued operations:
Reserve (adjustment) for casualty loss	366,623	(8,659)	(109,718)
Changes in certain assets and liabilities:
Accounts Receivable	-	-	79,963
Liabilities of discontinued operations	(415,100)	(184,290)	(336,477)
Net Cash Used in Discontinued Operations	(373,705)	(184,290)	(257,239)

Net Cash Used in Operating Activities	(19,764,301)	(2,447,566)	(4,052,699)

Investing Activities
Proceeds from sale of assets	137,230	-	-
Patent application costs	(477,955)	(140,366)	(91,100)
Construction of equipment system	(2,331,504)	-	(193,721)
Purchases of property and equipment	(28,245,330)	(1,143,853)	(1,378,944)

Net Cash Used in Investing Activities	(30,917,559)	(1,284,219)	(1,663,765)

(Continued)

See accompanying notes to the consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF CASH FLOWS

(Continued)	Cumulative During
	Development	Years Ended December 31,
	Stage (Unaudited)	2006	2005
Financing Activities
Proceeds from long-term debt issuances	219,596	-	-
Repayment of debt and capital leases	(1,404,324)	(44,787)	(125,484)
Repayment of Note payable - officer	-	(39,325)	(68,375)
Re-acquisition of common stock	(43,500)	-	(43,500)
Proceeds from common stock issuance	52,029,805	3,796,943	6,047,935

Net Cash Provided by Financing Activities	50,801,577	3,712,831	5,810,576

Net increase (decrease) in cash and cash equivalents	119,717	(18,954)	94,112

Cash and cash equivalents
at the beginning of the year	-	138,671	44,559

Cash and cash equivalents
at the end of the year	$119,717	$119,717	$138,671

CASH PAID DURING THE PERIOD FOR:
Interest	$409,704	$7,225	$33,616
Income taxes	$-	$-	$-

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
DECEMBER 31, 2006

NOTE 1 - ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION

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

Going Concern Considerations: In December 2004, the Company commenced operating the CAV1 facility on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under accounting principles generally accepted in the United States of America because it has not yet generated significant revenues in its intended business. During initial stages of operating the CAV1 facility the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage company with a working capital deficit of $1,530,598, has incurred cumulative losses since inception and has been dependent on investor capital to sustain its activities. The Company also reflected a net loss of $5,636,606 and net cash used in operations of $2,447,566 for the year ended December 31, 2006. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 1 - ORGANIZATION, GOING CONCERN, AND BASIS OF PRESENTATION (continued)

As further detailed in Note 12 - Subsequent Events, during the period since January 1, 2007 through the filing date of this report, the Company allocated its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008 subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and cash flows from operations, the Company plans to begin operating its CAV1 facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6).

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

Revenue Recognition, Accounts Receivable and Credit Risk: The Company follows the criteria of the SEC's Staff Accounting Bulletin ("SAB") 104 for revenue recognition. The Company recognizes revenue when persuasive evidence of an arrangement exists, delivery of product or service has occurred, the sales price is fixed or determinable and collectibility is reasonably assured. The Company recognizes revenue upon acceptance of delivery of its product or service by its customers at agreed prices.

All of the Company’s accounts receivable and revenues were from one customer using credit terms customary in the industry pursuant to a contract that ended January 13, 2005 (See Note 9 - Discontinued Operations).

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

No allowance for bad debts has been recorded at December 31, 2006 or 2005 based upon management estimates, historic loss experience and current economic conditions. The Company incurred no bad debt expenses for the years ended December 31, 2006 and 2005.

Property and Equipment: Property and equipment is recorded at cost and depreciated using the straight-line method over the estimated useful lives of the assets. Capital leases are recorded as property and equipment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 13, “Accounting for Leases.” The amortization of capital leases is included with depreciation. Expenditures for maintenance, repairs and minor renewals are charged to expense in the period incurred. Betterments and additions are capitalized.

Construction in Process: The Company has constructed equipment for internal use. Depreciation on much of the equipment began in December 2004, when the assets were placed in service. Interest totaling $294,801 (none during the years ended December 31, 2006 and 2005) was capitalized into this self-constructed asset from inception of construction through the date the assets were placed in service pursuant to applicable accounting principles. (See Note 3 - Property and Equipment for detail of Construction in Process amounts.)

Equipment System: The Company has constructed an equipment system (referred to as the “EcoGold™ Processor”) which produces animal feed protein supplement while simultaneously removing polluting phosphorus and nitrogen from watersheds at remote Confined Animal Feed Operations (referred to in the agricultural industry as “CAFOs”). This equipment system utilizes the Company’s new proprietary technology, a portion of which is the subject of the patent applications discussed below. The Company intends to market its EcoGold™ Processor to the over 17,000 large CAFOs in the United States, subject to the requirements of the U.S. Environmental Protection Agency (EPA) on the basis that it will enable CAFOs to achieve certain pollution management compliance levels.

The asset comprises three separate, but coordinated, systems to:

•
Separate sand and foreign heavy materials. This consists of dual large (several thousand gallon) stainless steel vessels with appropriate material-handling sensors and controls to separate, on a continuous basis without operator interaction, the tons of sand daily that is mixed with the manure flow, with sufficient cleanliness that the sand can be reused as bedding material.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

•
Separate liquid and dissolved solids from fibrous solid manure. This is composed of dual 4,000 gallon stainless steel tanks with appropriate sensors and controls to effect separation and extraction of the fiber and sand-free liquid (containing most of the nutrients and pollutants), at the rate of 144,000 gallons per day.

•
Fermentation and flocculation. This component of the system sterilizes the liquid stream, on a continuous basis, and subjects the flow to oxidative, dual fermentation and then flocculation to remove nutrients (pollutants) not removed by fermentation and pumps the cleaned water to a land distribution system. This is the most complex segment of the processing, and consists of dual, multi-thousand gallon, proprietary, stainless steel fermentation units, a steam boiler, cooling tower, Freon chiller, heat exchangers and sanitary piping, sensors and controls for working in a sterile environment.

Dual computer control rooms are part of the system and are provided for computer control by reacting to the hundreds of sensors and control devices employed.

The equipment system represents the construction of a single unit partially installed at a large dairy operation. The system is the embodiment of equipment and processing design that is the subject of the seven U.S. and corresponding foreign patent applications filed on behalf of the Company. No other units are currently under construction. The Company plans to enter into licensing arrangements with manufacturers to build additional units of the equipment system in the future. The Company does not plan to sell the existing unit and does not plan to sell any units that might be constructed in the future. The existing unit is not ready for lease as installation is not complete; additional testing is needed to make the existing unit operational. The Company plans to enter into lease/rental agreements with Confined Animal Feed Operations whereby the Company maintains title to the equipment and provides service and license rights within the scope of the rental agreement. The reason the Company intends to lease rather than sell the units is to ensure quality service and maintenance of the equipment such that it will continue to perform well at all installations. Upon completion of installation, additional testing will be required to bring the unit to operational status. The Company intends to complete this work after the CAV1 facility becomes operational.

The equipment is reflected at $289,918 as of December 31, 2006. During 2005, the Company reclassified “Equipment in process, held for sale” from current assets to “Other Assets - Equipment system” consistent with the Company’s current intention to offer the equipment for rental, with servicing and licensing included.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As further detailed in Note 12 - Subsequent Events, due to the effects of the Florida hurricanes in 2005, during 2006 and 2007 the Company made an adjustment to its business plan which affected the timing of completing installation and testing of the EcoGold™ Processor. Management determined that the Company did not have the personnel resources to allocate toward completion of the installation of the equipment system prior to completion and testing of additional construction at the CAV1 facility. The Company has expended approximately $2.3 million on development of the equipment system. Management believes that when installation and testing of the system is complete there will be a significant market for the system among the approximately 17,000 CAFO’s in the United States; however, currently there is no equivalent equipment or comparable technology on the market as one method to validate total cost as representing a recoverable value. Accordingly, during 2005 the Company wrote off $1,793,681 as a valuation adjustment to reflect the capitalized portion of the equipment system at the cost basis of components of the equipment that are interchangeable and available for alternative use in the Company’s CAV1 facility. The Company has also reclassified some components of the system as spare parts inventory to reflect the Company’s utilization or potential utilization of those parts common to both projects for development of the CAV1 facility.

Accounting for the Impairment of Long-Lived Assets: The Company accounts for the impairment of long-lived assets in accordance with SFAS No. 144 - Accounting for the Impairment or Disposal of Long-lived Assets, which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the book value of the asset may not be recoverable. Recoverability of the asset is measured by comparison of its carrying amount to the undiscounted cash flow that the asset or asset group is expected to generate. If such assets or asset groups are considered to be impaired, the loss recognized is the amount by which the carrying amount of the property if any exceeds its fair market value. During 2005 the Company recognized an adjustment on the EcoGold™ Processor equipment system as detailed above.

Spare Parts: The Company’s CAV1 facility is designed to operate on a continuous basis, requiring an extensive inventory of spare parts. During 2005, the Company enhanced its system of spare parts inventory reporting and system of physical counts of spare parts inventory. Those spare parts which had previously been recorded in construction in process accounts but had not been affixed to a construction project were adjusted to the “Spare Parts” account (see Note 3). Spare parts are reflected at a cost of $1,212,865 as of December 31, 2006, classified in “other assets.”

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Patents: The Company capitalizes costs incurred to apply for patents. On May 16, 2005, the Company filed seven Patent Cooperation Treaty (“PCT”) applications, claiming priority to seven provisional patent applications the Company previously filed with the United States Patent and Trademark Office with respect to its proprietary technology for the processing of biomass materials. The filing of the PCT applications extended the time allowed to the Company to complete filing formal U.S. applications, and gave the Company the ability to extend the time for filing applications with foreign governments that are PCT participants. In November 2006, the Company filed final patent applications in the United States and 18 other countries based on the seven PCT applications previously filed. Upon the granting of any patents, the associated costs will be amortized over the life of the patents.

The technology covered by the Company’s patent applications involves pre-treatment, core fermentation and post treatment aspects. The Company believes each of these aspects has unique elements, and the patent applications seek coverage in each of these general areas. Both equipment and process innovations are covered for many diverse waste streams. Treatment of all the waste streams utilizes the central inventive aspects of the process (“core technology”).

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

The Company believes that the discoveries presented in its patent applications constitute a novel means of fermentation. In general, the core technology presented, taken as a whole, addresses the major problems of waste stream treatment—suboptimal, very dilute, poor and variable concentration nutrient supply. The Company believes that its technology can address remediation of waste streams as dilute as certain river water, or as concentrated as manure, potentially with recovery of valuable product that may more than offset the cost of the processing.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The Company refers to these processes as its EcoGold™ technology. The processes involve the recovery of nutrient value from dilute, variable waste streams by fermentation processing. The technology encompasses several variations that include cheese whey, ethanol fermentation waste and recovery of nutrient specific to manure waste of various animal species such as hogs, poultry and cattle.

Although the Company believes that patent costs expended and capitalized through December 31, 2006 represent a fully-recoverable asset, the Company can give no assurance that its patent applications will result in the issuance of any specific patents, or that any patents that may be issued will withstand challenge, provide any specific protection or ultimately be of commercial value to the Company.

Fair Value of Financial Instruments: Cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are reflected in the financial statements at cost, which approximates fair value because of the short-term maturity of those instruments. The recorded amounts of the Company’s debt obligations approximate fair value, as the terms and interest rates are at levels that approximate current market conditions. Amounts due from or due to stockholders are not subject to reasonable fair value estimation because of their unique nature.

Share-based Payments: In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. In March 2005, the SEC issued SAB 107, which expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

provides the staff's views regarding the valuation of share-based payment arrangements for public companies.

SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. On April 14, 2005, the SEC adopted a new rule amending the compliance dates for SFAS 123(R). Companies may elect to apply this statement either prospectively, or on a modified version of retrospective application under which financial statements for prior periods are adjusted on a basis consistent with the pro forma disclosures required for those periods under SFAS No. 123. Effective January 1, 2005, the Company has fully adopted the provisions of SFAS No. 123(R) and related interpretations as provided by SAB 107. As such, compensation cost is measured on the date of grant as the fair value of the share-based payments. Such compensation amounts, if any, are amortized over the respective vesting periods of the option grant. The Company applies this statement prospectively.

Stock-Based Compensation: Effective January 1, 2005, the Company adopted the provisions of SFAS No. 123(R) under the modified prospective method. SFAS No. 123(R) eliminates accounting for share-based compensation transactions using the intrinsic value method prescribed under APB Opinion No. 25 “Accounting for Stock Issued to Employees,” and requires instead that such transactions be accounted for using a fair-value-based method. Under the modified prospective method, the Company is required to recognize compensation cost for share-based payment to employees based on their grant date fair value from the beginning of the fiscal period in which the recognition provisions are first applied. For periods prior to adoption, the financial statements are unchanged, and the pro forma disclosures previously required by SFAS No. 123, as amended by SFAS No. 148, will continue to be required under SFAS No. 123(R) to the extent those amounts differ from those in the Statement of Operations. During 2006 and 2005, the Company did not grant any stock options.

Income Taxes: The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes.” Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences, operating loss carryforwards and tax credit carryforwards, and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that all or some portion of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment. State minimum taxes, if any, are expensed as paid.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Earnings per Common Share: The Company follows the provisions of SFAS No. 128, “Earnings per Share,” which requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share (“EPS”) on the face of the statement of operations. Basic EPS is calculated as income available to common stockholders divided by the weighted average number of common shares outstanding during the period. No diluted EPS are presented because the Company did not have any financial instruments convertible into shares of the Company’s stock outstanding as of December 31, 2006 and 2005.

Research and Development: All research and development costs are expensed as incurred. The Company’s research and development activities are described in Note 1 and costs for such activities totaled $4,529,163 and $4,822,954 for the years ended December 31, 2006 and 2005, respectively.

Cash and Cash Equivalents: The Company maintains its cash and cash equivalent accounts in financial institutions. Accounts at these institutions are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. During 2006 and 2005, the Company reached bank balances exceeding the FDIC insurance limit. To reduce its risk associated with the failure of such financial institutions, the Company evaluates at least annually the rating of the financial institutions in which it holds deposits.

Comprehensive Income: A statement of comprehensive income (loss) has not been included, per SFAS No. 130, “Reporting Comprehensive Income,” as the Company has no items of other comprehensive income (loss). Comprehensive loss is the same as net loss for all periods presented.

Recent Accounting Pronouncements:  In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments: An Amendment of FASB Statements No. 133 and 140.” Management does not believe that this statement will have a significant effect as the Company does not use such instruments.

In August 2006, the SEC announced that the compliance date for non-accelerated filers pursuant to Section 404 of the Sarbanes-Oxley Act had been extended. Under the latest extension, a company that is not required to file its annual and quarterly reports on an accelerated basis must begin to comply with the internal control over financial reporting requirements for its first fiscal year ending on or after December 15, 2006, which, for the Company, is effective for fiscal 2007 beginning January 1, 2007. This is a six-month extension from the previously established compliance date established in May 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109” (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The provisions of FIN 48 are effective for fiscal years beginning after December 15, 2006. The Company does not expect FIN 48 will have a material effect on its consolidated financial condition or results of operations.

In September 2006, the FASB issued SFAS No. 157, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is a relevant measurement attribute. Accordingly, SFAS No. 157 does not require any new fair value measurements. However, for some entities, the application of SFAS No. 157 will change current practices. SFAS No. 157 is effective for financial statements for fiscal years beginning after November 15, 2007. Earlier application is permitted provided that the reporting entity has not yet issued financial statements for that fiscal year. Management believes SFAS No. 157 will have no effect on the financial statements of the Company once adopted.

In September 2006, the SEC issued SAB 108 which provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. SAB 108 is effective for the first interim period following the first fiscal year ending after November 15, 2006, which, for the Company, is effective for fiscal 2007 beginning January 1, 2007. Management believes that the adoption of SAB 108 will not have a material effect on the Company’s results of operations, cash flows or financial condition.

The Company does not believe that any other recently issued, but not yet effective accounting standards will have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 3 - PROPERTY AND EQUIPMENT

As of December 31, 2006, property and equipment consisted of the following:

Machinery and equipment	$18,541,900
Furniture and fixtures	142,083
Transportation	100,495
Leasehold improvements	557,883
Buildings	1,538,582
Construction in process	6,813,703
Total	27,694,646
Accumulated depreciation	(4,428,152)
Property and equipment, net	$23,266,494

In December 2004, the Company began depreciating equipment at its CAV1 facility using a preliminary estimated service life of five years. During 2005, the Company analyzed all of the CAV1 facility’s component assets and their estimated service lives and made the following changes within property and equipment: (1) the Company wrote off construction in process components valued at $541,384 which were determined to be obsolete portions of the facility; (2) the Company reclassified as construction in process components valued at $4,340,691 identified as parts of the facility not yet in service; (3) the Company identified a group of machinery components with service lives of seven years and another group of machinery and equipment with service lives of twenty years; (4) the Company identified spare parts which had previously been recorded in construction in process accounts but had not been affixed to specific construction projects, adjusted to the “Spare Parts” account, and reclassified as “Other Assets.” During 2005, the Company began depreciating assets based on the revised assessment of assets placed in service and the revised estimate of the service lives of the components of the equipment as described above.

Depreciation on assets placed in service amounted to $1,109,917 and $2,043,377 for the years ended December 31, 2006 and 2005, respectively.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS

Officer Loan: During 2004, Larry W. Denney, the Company’s principal stockholder, Chairman of the Board, President and Chief Executive Officer, loaned the Company $110,000 for working capital under a note in a principal amount not to exceed $200,000 and bearing simple interest at 4%. Through December 31, 2004, Mr. Denney made additional advances of $59,700 to the Company under the note and the Company repaid $62,000 under the note. The note, as amended, was payable on or before October 1, 2007 and could be prepaid without penalty. Accrued interest, which is presented as a component of accrued expenses, totaled $1,140 as of December 31, 2005. During the year ended December 31, 2005, the Company made payments of $68,375 in principal and $5,240 in interest and $2,062 in interest was accrued. The balance of the loan as of December 31, 2005 was $39,325. During 2006, $1,421 was accrued and the Company paid off the note in its entirety with payments of $39,325 in principal and $2,561 in interest.

Stock Purchases by Directors - 2005: On September 27, 2005, Philip H. Good, a Director of the Company, acquired 290,000 shares of the Company’s common stock pursuant to the following transactions. Mr. Denney transferred 127,600 shares of common stock he owned to the Company as a capital contribution; the Company purchased 127,600 shares of common stock from Mr. Simpson for $43,500; and the Company sold such shares, along with 34,800 newly issued shares for a total of 290,000 shares, to Mr. Good for cash consideration of $435,000. The transactions resulted in net cash proceeds to the Company of $391,500 for a net increase of 34,800 issued and outstanding shares of common stock.

On November 14, 2005, the Company sold 965,000 shares of common stock to Mr. Good for $965,000 in cash. Of the shares sold, 482,500 shares were contributed to the Company by Mr. Denney and 482,500 shares were contributed to the Company by Mr. Simpson. The transactions resulted in net cash proceeds to the Company of $965,000 with no net increase of issued and outstanding common shares.

In conjunction with the two sales in 2005 to Mr. Good, Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company's value resulting from their stock contributions and Mr. Simpson’s sale of his personal stock to the Company, both of which were done in conjunction with raising additional capital. The contributed shares were accounted for as capital contributions to the Company at par value of $.02 per share, as a decrease in common stock issued and outstanding and an increase in additional paid in capital. The stock acquisition of 127,600 shares for $43,500 was recorded as a reduction of common stock issued and outstanding at par value of $.02 in the total amount of $2,552 and a reduction of additional paid in capital of $40,948.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

Stock Contributed by Related Parties - 2006: On various dates between January 25, 2006, and June 30, 2006, in private offerings limited to existing stockholders, the Company sold an aggregate of 1,536,236 shares of common stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believe to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed to the Company without consideration by Mr. Denney and Mr. Simpson; Mr. Denney and Mr. Simpson each contributed half of the shares. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors. Mr. Denney and Mr. Simpson, as the Company’s largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. On June 30, 2006, the offering in which Mr. Denney and Mr. Simpson contributed their personal shares was closed; after the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,165,813.5 shares.

Stock Purchases by Directors - 2006: Included in the sales of the contributed common stock noted above were the following: on January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 and on May 2, 2006, the Company sold 200,000 shares of common stock for $200,000 to Mr. P. E. MacAllister, a director. On June 30, 2006, the Company sold 750,000 shares of common stock for $750,000 to Mr. Philip H. Good, a former director. Mr. MacAllister purchased 100,000 shares for $100,000 on August 31, 2006, 200,000 shares for $100,000 on September 27, 2006, and 400,000 shares for $200,000 on October 24, 2006. Mr. Good purchased 600,000 shares for $300,000 on September 27, 2006.

On September 12, 2006 the Board approved a new offering available to existing shareholders at $0.52 per share or $0.50 per share for purchases of $50,000 or more. This offering price has been used as the “fair value” of a share of common stock since September 12, 2006 for purposes of potential non-cash related party calculations (see below).

Stock Distribution: In conjunction with the September 12, 2006 offering, the Company distributed 2,621,236 “matching” shares of common stock to stockholders who had purchased shares between October 19, 2005 (the date Hurricane Wilma crossed Florida with an impact causing an adjustment to the Company’s business plan as detailed in Note 12 - Subsequent Events) and the commencement of the new offering. For each share purchased by any shareholder during the period October 19, 2005 through September 12, 2006, that shareholder was issued another share for no additional consideration.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

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

Non-cash Related Party Stock Purchase Transaction Expenses: In conjunction with the stock purchases by Mr. Good and Mr. MacAllister, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded non-cash increases in its “additional paid in capital” account and recorded non-cash transaction expenses for the same amounts in total amounts of $2,232,500 in 2006 and $1,737,500 in 2005. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between “fair value” (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent “fair value” and cannot be viewed as an “arms-length transaction” for purposes of the application of the rule and for the related computation.

There is no established trading market for the Company’s common stock. Relative to companies with publicly-traded stock, the Company has few sales that can be used as a method for the determination of “fair value” under the related party stock transaction rules. The most recent sales to existing stockholders by the Company prior to the two related party transactions in 2005 were during an offering at $2.50 per share which was limited to existing stockholders; this offering commenced June 15, 2005 and closed on August 15, 2005.

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 4 - RELATED PARTY TRANSACTIONS (continued)

In May and June 2006 there were purchases of approximately 215,000 shares by existing shareholders at $1.50 per share; this amount was used as the “fair value” of a share of common stock for computations of transactions with related parties immediately after that period. Non-cash related party stock purchase transaction expenses related to purchases in 2006 discussed above were computed as follows:

Purchases	MacAllister	MacAllister	Good	MacAllister
	Jan. 25, 2006	May 2, 2006	June 30, 2006	Aug. 31, 2006
Most Recent Offering Price	$2.50	$2.50	$1.50	$1.50
Related Party Price Paid	(1.00)	(1.00)	(1.00)	(1.00)

Difference Per Share	$1.50	$1.50	$0.50	$0.50
Number of Shares Purchased	250,000	200,000	750,000	100,000

Non-Cash Transaction Expense	$375,000	$300,000	$375,000	$50,000

Non-cash related party stock purchase transaction expenses related to the stock distribution of September 12, 2006 were computed as follows:

Price Adjustment Distribution	Good	MacAllister	MacAllister	Good	MacAllister
Declared Sept. 12, 2006	Nov. 14, 2005	Jan.25, 2006	May 2,2006	June 30,2006	Aug. 31, 2006
Most Recent Offering Price	$0.50	$0.50	$0.50	$0.50	$0.50
Less: Related Party Price Paid	-	-	-	-	-
Difference Per Share	$0.50	$0.50	$0.50	$0.50	$0.50
Number of Shares Issued	965,000	250,000	200,000	750,000	100,000

Non-Cash Related Party Transaction Expense	$482,500	$125,000	$100,000	$375,000	$50,000

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 5 - ACCRUED LIABILITIES

Accrued liabilities represent estimated expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At December 31, 2006, accrued liabilities consisted of the following:

Accrued Property Taxes	$844,886
Accrued Vacation	39,473
Accrued Payroll and Payroll Taxes	23,778
Accrued Professional Fees	86,000

Total Accrued Liabilities	$994,137

The personal property tax authorities of Okeechobee County, Florida have assessed the Company for personal property taxes on the manufacturing and production equipment included in the Company’s CAV1 facility. The amount of these taxes for the 2004 calendar year was $179,355. The Company did not pay this amount when it was asserted to be due, and in June 2006, the County filed a lien on the Company's equipment in the amount of the back taxes. In May 2007 the County filed an additional lien in the amount of $328,259 for 2005 personal property taxes. The Company has been billed for an additional $328,574 for 2006 personal property taxes. The amounts the Company has accrued include estimated penalties and interest.

The County may enforce the lien by seizing the Company's equipment and offering it for sale to third parties. The Company has been in discussions with County officials regarding the tax liability, has indicated its intention to satisfy the liability after the Company becomes operational and has the financial capacity to do so, and has made good-faith payments to the County of approximately $82,200 towards the Company's tax liability.

NOTE 6 - EQUITY CAPITAL

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 - EQUITY CAPITAL (continued)

Private Placements of Common Stock: During the year ended December 31, 2006, the Company directly sold 5,388,843 shares of common stock in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $3,644,670. Of the shares sold, 1,536,236 shares of common stock were contributed by the Company’s two founders (see below).

During the year ended December 31, 2006, on various dates the Company directly sold 30,454 shares of common stock in private placements to new accredited investors that resulted in net proceeds to the Company of $152,273.

Stock Contributed by Related Parties - 2006: On various dates between January 25, 2006, and June 30, 2006, in private offerings limited to existing stockholders, the Company sold an aggregate of 1,536,236 shares of common stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed by Mr. Denney, who is the Chairman, President, Chief Executive Officer and a principal shareholder, and Mr. Simpson, who is a principal shareholder and who was a director from inception through June 2005; Mr. Denney and Mr. Simpson each contributed half of the shares. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors. Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. On June 30, 2006, the offering in which Mr. Denney and Mr. Simpson contributed their personal shares was closed; after the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,165,813.5 shares.

Stock Distribution - 2006: As further discussed in Note 4 - Related Party Transactions, in conjunction with a private offering commencing on September 12, 2006, and limited to existing stockholders, the Company distributed 2,621,236 “matching” shares of common stock to stockholders who had purchased shares between October 19, 2005 (the date Hurricane Wilma crossed Florida with an impact causing an adjustment to the Company’s business plan as detailed in Note 12 - Subsequent Events) and the commencement of the new offering.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 6 - EQUITY CAPITAL (continued)

Stock Sales and Contributions - 2005: During the year ended December 31, 2005, the Company directly sold 2,434,444 shares of common stock through private placements that resulted in net proceeds to the Company of $6,047,935. Mr. Denney and Mr. Simpson directly transferred 1,092,600 shares of common stock they owned to investors who purchased common stock from the Company in the private placements. Additionally, the Company acquired 127,600 shares from Mr. Simpson for $43,500. The transferred shares were accounted for as capital contributions to the Company and then recorded as shares issued to the investors in the private placements. The acquired shares were accounted for as reduction in common stock and additional paid in capital and then recorded as shares issued to the investors in the private placements. (See Note 4 - Related Party Transactions.)

NOTE 7 - NET LOSS PER COMMON SHARE

For the years ended December 31, 2006 and 2005, basic and diluted weighted average common shares include only common shares outstanding, as the Company does not have any common share equivalents. A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	2006	2005
Common shares outstanding	77,649,954	71,145,657
Effect of weighting	(4,966,004)	(450,490)

Weighted average common shares outstanding	72,683,950	70,695,167

NOTE 8 - INCOME TAXES

A summary of income taxes for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
Currently payable (refundable):
Federal	$-	$-
State	-	-
Deferred tax (benefit) provision	(1,358,000)	(2,775,000)
Income tax (benefit) provision	(1,358,000)	(2,775,000)
Change in valuation allowance	1,358,000	2,775,000

Total income tax provision	$-	$-

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8 - INCOME TAXES (continued)

Temporary differences between the financial statement carrying amounts and tax bases of assets and liabilities that give rise to net deferred income tax assets as of December 31, 2006 approximate the following:

Net operating loss carryforward	$13,256,000
Depreciation timing differences	(3,558,000)
R&D credit carryforward	688,000
Valuation Adjustment - Equipment system	690,000
Other	50,000
Valuation allowance	(11,126,000)

Net deferred income tax asset	$-

The Company’s tax expense differs from the “expected” tax (benefit) for the years ended December 31, 2006 and 2005, computed by applying the statutory Federal tax rate of 35% to loss before taxes, as follows:

	2006	2005
Computed “expected” tax (benefit)	$(1,973,000)	$(3,210,000)
State tax (benefit), net of
Federal tax effect	(197,000)	(321,000)
Permanent differences	958,000	675,000
Other	(146,000)	81,000
Change in valuation allowance	1,358,000	2,775,000
	$-	$-

The Company has tax net operating loss carryforwards totaling approximately $34,400,000 expiring at various times through the year 2026 to offset future federal taxable income.

The Company also has research and development credit carryforwards of approximately $690,000 as of December 31, 2006, which are available to offset future federal income tax liabilities.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 8 - INCOME TAXES (continued)

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

NOTE 9 - DISCONTINUED OPERATIONS

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

The revenue and the operating results of the discontinued activities described above for the year ended December 31, 2006 and 2005, and for the cumulative period during development stage were as follows:

	Cumulative
	During	For the Years
	Development	Ended December 31,
	Stage (Unaudited)	2006	2005

Revenues	$8,448,276	$-	$468,772

Cost of Services Provided	8,773,504	(8,659)	359,779

Net Income (Loss)	$(325,228)	$8,659	$108,993

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 9 - DISCONTINUED OPERATIONS (continued)

Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie County landfill site (see Note 10 - Casualty Loss). “Cost of Services Provided” in the discontinued operations shown above for the year ended December 31, 2005 includes an adjustment of $109,718 for revisions reducing the accrual. In 2006 upon settlement in full of the remaining liability, adjustment of $8,659 was recorded to write off the balance of the accrual.

There were no assets or liabilities related to discontinued operations as of December 31, 2006.

NOTE 10 - CASUALTY LOSS

In May 2004, a fire caused extensive damage to a piece of the Company’s equipment at the St. Lucie County landfill site and minor damage to several other pieces of ancillary machinery. The Company's insurance carrier took the position that the Company's insurance coverage on the damaged equipment limited the insurer's liability to $15,000. The Company contended that the equipment was fully insured, and alternatively that if the Company's coverage was in fact so limited, this limitation was attributable to the negligence and misrepresentation of the insurance agent who placed the insurance policy, who should be held liable for the difference. The damaged equipment was pledged as security for the Company’s obligations under an equipment lease, for which the Company remained liable to the equipment lessor.

Pending resolution of the insurance coverage dispute, the Company accrued a $485,000 loss provision, net of $15,000 received from insurance proceeds, as an estimate of the loss incurred. The balance of this liability was paid off in 2006.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Operating Leases: The Company has entered into an operating lease for the rental of office facilities. The terms of the lease, as extended, expire in October 2007. As of December 31, 2006, future minimum lease payments under the leases were $112,456.

Exclusive of a land lease that is part of the “Dairy Farm Waste Agreement” discussed below, rent expense amounted to $166,057 and $181,674 for the years ended December 31, 2006 and 2005, respectively.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Dairy Farm Waste Agreement: In June 1999 the Company entered into an agreement with Larson Dairy, Inc., a local dairy farm (“Larson Dairy”) to remove animal waste, approximating 24 tons per day, from two barn sites and lagoons which waste the Company intends to process at its CAV1 facility. The agreement expires in June 2019 and may be extended for successive periods of ten years. The Company also entered into an agreement with Larson Dairy to lease approximately six acres of land on which the Company is constructing its facility to process the waste. The agreement had an initial term of five years which commenced in June 1999 with the option for four additional successive five year terms exercisable at the discretion of the Company. The Company pays annual rent on the land of $5,000. During 2004, the Company exercised its option to extend the term of the agreement for an additional five years.

Vegetative and Wood Waste Agreements: In May 2001, the Company entered into an agreement with St. Lucie County, Florida to process vegetative waste for compensation of $17.48 per ton. The agreement also required the Company to, at its expense, design, construct, start-up and test a Landfill Gas Combustion System to put the county’s landfill gas to productive use by June 2004.

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

In February 2004, the Company entered into a new agreement with St. Lucie County to process vegetative waste for compensation of $17.48 per ton for a period of five years. Although the services to which these revenues relate were not within the scope of the Company’s intended principal business, management believed that operation of this contract was integral to research and development pursuant to the Company’s intended principal business. The contract provided valuable data and experience regarding cost effective acquisition and utilization of raw materials for the Company’s intended business. The Company provided appropriate notice of termination of the agreement with St. Lucie County effective January 13, 2005. The Company terminated the agreement because of changes in its ability to carry on operations due to changes in the economics of the vegetative waste industry which occurred as a result of the several hurricanes and tropical storms that hit Florida in 2004.

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 12 - SUBSEQUENT EVENTS

Sale of Securities: During 2007 through the filing date of this report, on various dates the Company directly sold 1,625,134 shares of common stock in private offerings available only to existing stockholders that resulted in net proceeds to the Company of $821,812. On various dates the Company directly sold 32,400 shares of common stock in private offerings to new accredited investors that resulted in net proceeds to the Company of $112,000.

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

Adjustment to Business Plan Due to Contamination of Raw Material: During production testing over a period of several years, the Company had used molasses as a primary raw material and intended to enter the lower quality/lower valued yeast market utilizing molasses. In early 2006, as the Company sought to become operational, it determined that the molasses crop of 2005/2006 from nearby sugar cane farming operations was unusable as the Company’s raw material due to harvesting techniques used on sugar cane affected by the hurricanes that passed over Florida in mid-2005. Harvesting methods pulled up significant amounts of dirt that was incorporated into the molasses and could not be removed effectively.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

NOTE 12 - SUBSEQUENT EVENTS (continued)

After learning about the contamination of the molasses supply, the Company determined its processing plant could use a higher cost raw material and sell into the higher quality/higher value yeast market to offset the additional costs associated with the higher quality raw material. In order to produce the higher quality product, management decided to accelerate implementation of plans to construct special processing equipment. Construction of the equipment occurred throughout most of 2006. In early 2007, the Company completed construction and testing of the equipment.

Efforts to Raise New Capital: In February 2007 management determined that in order to become operational, the Company would need to raise a significant amount of working capital and commenced seeking an investment banking group that could assist in finding sources of funding. On August 16, 2007, the Company executed an agreement with Jesteda Partners, LLC (“Jesteda”), an investment banking group with offices in Irvine, California and New York City. Under the ninety-day exclusive agreement Jesteda will act as a finder to seek for the Company financing up to $10 million. Jesteda received 75,000 shares of common stock of the Company upon execution of the agreement. The agreement provides for Jesteda to receive fees of 8% of the gross proceeds received by the Company and warrants for the Company’s common stock valued at 4% of gross proceeds with a strike price of $1.00 per share exercisable within two years of closing. There is no assurance that Jesteda and the Company will be successful in raising the additional capital that the Company requires to become operational.

PART III

Item 1. Index to Exhibits.

(a) The following exhibits are filed herewith:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.2

Dairy Animal Waste Processing Operating Agreement, dated June 23, 1999, between Larson Dairy, Inc. and the Company (incorporated herein by reference to Exhibit 6.1 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	6.1

Contract, dated January 13, 2004, between St. Lucie County, Florida and the Company (incorporated herein by reference to Exhibit 6.2 of the registrant's Amendment No. 1 to Form 10-SB, filed with the SEC on April 16, 2004)	6.2

List of Subsidiaries*	21.1

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended*	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*	32.2

*Filed herewith

Item 2. Description of Exhibits.

The information required under this item is contained in Part III, Item 1, Index to Exhibits.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Biomass Processing Technology, Inc.

Dated: October 31,2007	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President, and Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: October 31, 2007	By:	/s/ Larry W. Denney
Larry W. Denney, Chairman of the Board,
President and Chief Executive Officer (principal executive officer)

Dated: October 31, 2007	By:	/s/ Robert F. Kendall
Robert F. Kendall, CPA,
Chief Financial Officer (principal financial and accounting officer)

Dated: October 31, 2007	By:	/s/ Sandra McDonald
Sandra McDonald,
Director

Dated: October 31, 2007	By:	/s/ P.E. MacAllister
P.E. MacAllister,
Director