Form 10QSB
period 2007-03-31
BIOMASS PROCESSING TECHNOLOGY INC
filed 2007-10-31
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Reul 12b-2 of the Exchange Act) Yes ☐ No ☒

As of September 20, 2007, there were 79,372,489 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☒ No ☐

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
QUARTERLY PERIOD ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)	4

Item 2.	Plan of Operation	18

Item 3.	Controls and Procedures	24

PART II OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 6.	Exhibits	25

SIGNATURES		27

Certifications: Exhibits 31.1 and 31.2

Certifications: Exhibits 32.1 and 32.2

CAUTION REGARDING FORWARD-LOOKING INFORMATION

This quarterly report contains both historical and forward-looking statements that reflect the Company’s current views with respect to future events. All statements, other than statements of historical facts, that address future activities, events or developments are forward-looking statements, including, but not limited to, statements containing the words "believe," "anticipate," "expect" and words of similar import. These statements are based on certain assumptions and analyses made by us in light of our experience and our assessment of historical trends, current conditions and expected future developments as well as other factors we believe are appropriate under the circumstances. Whether actual results will conform to the expectations and predictions of management, however, is subject to a number of risks and uncertainties that may cause actual results to differ materially. These risks include, among others, the risks described under "Description of Business - Risk Factors" in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006.

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED BALANCE SHEET (UNAUDITED) MARCH 31, 2007

ASSETS

Current assets
Cash and cash equivalents	$295,316
Prepaid expenses and other current assets	69,074

Total Current Assets	364,390

Property and equipment, net	23,161,540

Other assets
Equipment system	287,280
Spare parts	1,198,583
Patent application costs	477,955
Deposits and other assets	39,165

Total Other Assets	2,002,983

Total Assets	$25,528,913

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$862,753
Accrued liabilities	1,078,066

Total Current Liabilities	1,940,819

Commitments and Contingencies	-

Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 78,491,734	1,569,835
Additional paid in capital	55,088,529
Deficit accumulated during the development stage	(33,070,270)

Total Stockholders' Equity	23,588,094

Total Liabilities and Stockholders' Equity	$25,528,913

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative During	For the Three Months
	Development	Ended March 31,
	Stage (Unaudited)	2007	2006

Revenues (See Note 8)	$-	$-	$-

Operating expenses:
Research and development	24,725,931	477,246	1,105,847
Depreciation	5,025,163	269,481	278,334
Valuation adjustment -
Equipment system	1,793,681	-	-
Loss on disposal of assets	790,563	4,807	-

Total operating expenses	32,335,338	751,534	1,384,181

Interest expense	(409,704)	-	(2,488)

Loss from continuing operations	(32,745,042)	(751,534)	(1,386,669)

Discontinued Operations (Note 8):
Net loss from discontinued
landfill contract activities	(325,228)	-	-

Net loss	$(33,070,270)	$(751,534)	$(1,386,669)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.01)	$(0.02)
From Discontinued Operations		$0.00	$0.00
Net loss per share		$(0.01)	$(0.02)

Weighted average number of
common shares outstanding		77,916,978	71,145,657

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

				Deficit
				Accumulated
	Number of	Common	Additional	During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2006	77,649,954	$1,553,000	$54,577,005	$(32,318,736)	$23,811,269

Issuance of common shares	841,780	16,835	511,524	-	528,359
Net loss for the three month
period ended March 31, 2007	-	-	-	(751,534)	(751,534)

Balances as of March 31, 2007	78,491,734	$1,569,835	$55,088,529	$(33,070,270)	$23,588,094

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Three Months Ended
	Development	March 31,
	Stage (Unaudited)	2007	2006
Operating Activities
Net Loss from continuing operations	$(32,745,042)	$(751,534)	$(1,386,669)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	5,025,163	269,481	278,334
Valuation adjustment - equipment system	1,793,681	-	-
Loss on disposal of assets	790,563	4,807	-
Stock-based compensation	163,700	-	-
Non-cash expense - common stock transaction	3,970,000	-	375,000
Changes in certain assets and liabilities:
Prepaid expenses and other current assets	(118,040)	37,550	7,374
Deposits, spare parts and other assets	(451,015)	72,390	17,030
Accounts payable and accrued liabilities	1,996,968	183,880	193,231
Net Cash Used in Continuing Operations	(19,574,022)	(183,426)	(515,700)

Net income (loss) from discontinued operations	(325,228)	-	-
Adjustments to reconcile net cash used in discontinued operations:
Reserve for casualty loss	366,623	-	-
Changes in certain assets and liabilities:
Liabilities of discontinued operations	(415,100)	-	(30,647)
Net Cash Used in Discontinued Operations	(373,705)	-	(30,647)

Net Cash Used in Operating Activities	(19,947,727)	(183,426)	(546,347)

Investing Activities
Proceeds from sale of assets	137,230	-	-
Patent application costs	(477,955)	-	(4,086)
Construction of equipment system	(2,331,504)	-	-
Purchases of property and equipment	(28,414,664)	(169,334)	(120,539)

Net Cash Used in Investing Activities	(31,086,893)	(169,334)	(124,625)

(Continued)

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Continued)	Cumulative During	For the Three Months Ended
	Development	March 31,
	Stage (Unaudited)	2007	2006
Financing Activities
Proceeds from long-term debt issuances	219,596	-	-
Repayment of debt and capital leases	(1,404,324)	-	(15,207)
Stockholder advance	-	-	375,000
Re-acquisition of common stock	(43,500)	-	-
Proceeds from common stock issuance	52,558,164	528,359	250,000

Net Cash Provided by Financing Activities	51,329,936	528,359	609,793

Net increase (decrease) in cash and cash equivalents	295,316	175,599	(61,179)

Cash and cash equivalents
at the beginning of the period	-	119,717	138,671

Cash and cash equivalents
at the end of the period	$295,316	$295,316	$77,492

CASH PAID DURING THE PERIOD FOR:

Interest	$409,704	$-	$5,272

Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN

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

Going Concern Considerations: In December 2004, the Company commenced operating its combined animal and vegetative processing facility (the "CAV1 facility") on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. During the initial stages of operating the CAV1 facility the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage company with a working capital deficit of $1,576,429, has incurred cumulative losses since inception and has been dependent on investor capital to sustain its activities. The Company also reflected a net loss of $751,534 and net cash used in operations of $183,426 for the three months ended March 31, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm issued a “going concern” opinion on the Company’s December 31, 2006 financial statements because the Company has incurred significant losses since inception, is not revenue generating and is dependent entirely on investment funding. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN (continued)

As further detailed in Note 10 - Subsequent Events, during the period since April 1, 2007 through the filing date of this report, the Company allocated its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008, subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and cash flows from operations, the Company plans to begin operating the CAV1 facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6).

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

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements and related footnotes as of and for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of March 31, 2007 and the results of operations and cash flows for the three month period ended March 31, 2007 have been included. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year. There are no additional material subsequent events or material contingencies that require disclosure. The information included in these unaudited financial statements should be read in conjunction with Plan of Operation contained in this report and with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 2 - CRITICAL ACCOUNTING POLICIES

A summary of significant accounting policies is included in Note 2 to the audited consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006. There have been no significant changes in accounting policies since that report. We believe that the application of these policies on a consistent basis enables our Company to provide useful and reliable financial information about the Company's operating results and financial condition. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results may differ from those estimates.

NOTE 3 - RELATED PARTY TRANSACTIONS

There were no related party transactions during the three months ended March 31, 2007.

Contributed Shares and Stock Purchases by Directors - 2006: On January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 to P. E. MacAllister, a director. Of the shares sold, 125,000 shares were contributed to the Company without consideration by Mr. Denney and 125,000 shares were contributed to the Company without consideration by Jack B. Simpson, a cofounder of the Company, principal stockholder and former director. The shares were contributed to avoid the dilutive effect on existing stockholders of sales of stock at lower prices than what previous investors had paid. Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company's value resulting from raising the additional capital. After the transaction, Mr. Denney owned 32,195,163.5 shares and Mr. Simpson owned 15,208,931.5 shares.

Non-Cash related Party Stock Purchase Expenses - 2006: In conjunction with the January 25, 2006 stock purchase by Mr. MacAllister, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded a $375,000 non-cash increase in its “additional paid in capital” account and recorded a non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between “fair value” (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent “fair value” and cannot be viewed as an “arms-length transaction” for purposes of the application of the rule and for the related computation.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

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

Between the closing of the offering on August 15, 2005 and March 31, 2006 there were no sales of stock by the Company to existing stockholders other than the sale to Mr. MacAllister and two sales to another director in 2005. Therefore, the Company used the $2.50 per share sales price from the most recent previous offering in the computation required under these rules as follows:

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities represent estimated expenses that apply to the reported period and have not been billed by the provider or paid by the Company. At March 31, 2007, accrued liabilities consisted of the following:

Accrued Property Taxes	$920,910
Accrued Vacation	28,967
Accrued Payroll and Payroll Taxes	24,189
Accrued Professional Fees	104,000

Total Accrued Liabilities	$1,078,066

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 4 - ACCRUED LIABILITIES (continued)

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

NOTE 5 - EQUITY CAPITAL

Authorized Capital: The total number of shares of capital stock which the Company has the authority to issue is 100,000,000 shares of common stock having a par value of $0.02 per share. All shares of common stock are identical, and the holders thereof are entitled to one vote for each share upon all matters upon which the stockholders have the right to vote.

Splits of Common Stock: The Company completed six 2 for 1 splits of its common shares prior to the start of fiscal year 2002. In accordance with applicable accounting rules, these splits have been retroactively applied to all periods presented.

Private Placements of Common Stock: During the three month period ended March 31, 2007, the Company directly sold 841,780 shares of common stock in private placements that resulted in net proceeds to the Company of $528,359.

NOTE 6 - NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS"). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of March 31, 2007 and 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 6 - NET LOSS PER COMMON SHARE (continued)

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

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	For the Three Months
	Ended March 31,
	2007	2006
Common shares outstanding	78,491,734	71,145,657
Effect of weighting	(574,756)	-

Weighted average common shares outstanding	77,916,978	71,145,657

NOTE 7 - INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there are no net deferred tax assets or liabilities at March 31, 2007 and no provision or benefit recorded in the statements of operations for the periods presented.

NOTE 8 - DISCONTINUED OPERATIONS

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 8 - DISCONTINUED OPERATIONS (continued)

The revenue and the operating results of the discontinued activities for the three month periods ended March 31, 2007 and March 31, 2006 and for the cumulative during development stage were as follows:

	Cumulative During	For the Three Months
	Development	Ended March 31,
	Stage (Unaudited)	2007	2006
Revenues	$8,448,276	$-	$-

Cost of services provided	8,773,504	-	-

Net loss	$(325,228)	$-	$-

Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie County landfill site. Cost of services provided in the discontinued operations shown above for the three months ended March 31, 2005 includes an adjustment of $109,718 for revisions in this accrual. There were no assets or liabilities related to discontinued operations as of March 31, 2007. In July 2006 upon settlement in full of the remaining liability, adjustment of $8,659 was recorded to write off the balance of the accrual.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

A summary of commitments and contingencies is included in Note 11 to the audited consolidated financial statements included in the Company’s Form 10-KSB for the year ended December 31, 2006. There have been no significant changes in commitments and contingencies since that report.

NOTE 10 - SUBSEQUENT EVENTS

Sales of Securities: Since April 1, 2007 through the filing date of this report, on various dates the Company directly sold 805,754 shares of common stock in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $405,452.

Shares Issued to Consultants: On August 16, 2007 the Company issued 75,000 shares of common stock as part of the agreement executed with Jesteda Partners, LLC (see comments below under “Efforts to Raise New Capital.”)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 10 - SUBSEQUENT EVENTS (continued)

Contributed Shares: On April 18, 2007, Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, committed to a contribution of 10,000 shares of his personal common stock to be distributed to a new shareholder as a price adjustment. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. Mr. Denney, as the largest stockholder, stood to benefit from an increase in the Company’s value resulting from raising additional capital. After the transaction is completed, Mr. Denney will own 31,542,045.5 shares.

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES (A DEVELOPMENT STAGE COMPANY) NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2007

NOTE 10 - SUBSEQUENT EVENTS (continued)

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

ITEM 2.  PLAN OF OPERATION

Overview

As of March 31, 2007, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing.

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

Liquidity and Capital Resources

As of March 31, 2007, the Company’s working capital deficit was $1,576,429 compared to a working capital deficit of $1,530,598 as of December 31, 2006. During the three months ended March 31, 2007 the Company received $528,359 in proceeds from private placements of the Company’s common stock.

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

The Company’s investment in its CAV1 facility is $26.0 million as of March 31, 2007. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, with piping and control for two production lines to operational status. This amount also includes the cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, reverse osmosis, process control and ancillary buildings, all to support up to six production lines. Of the total construction costs of the facility, $17.6 million represents lines one and two and related equipment already operational, $6.0 million represents construction in process in lines three and four and the hydrolysis system, and $2.4 million represents buildings, leasehold improvements and back up spare parts.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of March 31, 2007, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of March 31, 2007, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not presently party to any legal proceedings and is not aware of any pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates from January 9, 2007 through March 16, 2007, the Company directly sold 819,380 shares of common stock in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $416,359 to twenty-three existing stockholders, each of whom the Company believes to be an accredited investor. On various dates from January 25, 2007 through March 28, 2007 the Company directly sold 22,400 shares of common stock in private placements that resulted in net proceeds to the Company of $112,000 to five new stockholders, each of whom the Company believes to be an accredited investor in an offering to new accredited investors. The shares were offered and sold without general solicitation or advertising and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

ITEM 6. EXHIBITS

List of Exhibits:

Document	Exhibit No.

Certificate of Incorporation filed with the Delaware Secretary of State on January 30, 1996 (incorporated herein by reference to Exhibit 2.1.1 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.1

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on September 12, 1997 (incorporated herein by reference to Exhibit 2.1.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.2

Certificate of Amendment to Certificate of Incorporation filed with the Delaware Secretary of State on May 23, 2001 (incorporated herein by reference to Exhibit 2.1.3 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.1.3

By-Laws (incorporated herein by reference to Exhibit 2.2 of the registrant's Form 10-SB, filed with the SEC on December 19, 2003)	2.2

Certification by the Chief Executive Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended *	31.1

Certification by the Chief Financial Officer of the Company pursuant to Rule 13a-14 under the Securities Exchange Act of 1934, as amended *	31.2

Certification by the Chief Executive Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 *	32.1

Certification by the Chief Financial Officer of the Company pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 * * Filed herewith	32.2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: October 31, 2007	Biomass Processing Technology, Inc. By: /s/ Larry W. Denney Larry W. Denney, Chairman of the Board, President and Chief Executive Officer (principal executive officer and duly authorized officer)

Dated: October 31, 2007	Biomass Processing Technology, Inc. By: /s/ Robert F. Kendall Robert F. Kendall, CPA, Chief Financial Officer (principal financial officer)