Form 10QSB
period 2007-06-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2007-10-31
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

QUARTERLY PERIOD ENDED JUNE 30, 2007

TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)	4

Item 2. Plan of Operation	19

Item 3. Controls and Procedures	25

PART II OTHER INFORMATION

Item 1. Legal Proceedings	26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 4. Submission of Matters to a Vote of Security Holders	26

Item 6. Exhibits	27

SIGNATURES	28

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
JUNE 30, 2007

ASSETS

Current assets
Cash and cash equivalents	$306,528
Prepaid expenses and other current assets	56,018

Total Current Assets	362,546

Property and equipment, net	22,896,166

Other assets
Equipment system	287,280
Spare parts	1,198,583
Patent application costs	494,185
Deposits and other assets	39,165

Total Other Assets	2,019,213

Total Assets	$25,277,925

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$846,675
Accrued liabilities	1,210,426

Total Current Liabilities	2,057,101

Commitments and Contingencies	-

Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 79,193,873	1,583,877
Additional paid in capital	55,427,059
Deficit accumulated during the development stage	(33,790,112)

Total Stockholders' Equity	23,220,824

Total Liabilities and Stockholders' Equity	$25,277,925

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative
	During	For the Three		For the Six
	Development	Months Ended June 30,		Months Ended June 30,
	Stage (Unaudited)	2007	2006	2007		2006

Revenues	$-	$-	$-		$-		$-

Operating Expenses:
Research and development	25,180,399	454,468	1,275,924		931,714		2,381,771
Depreciation	5,290,537	265,374	277,484		534,855		555,818
Valuation adjustment -
Equipment system	1,793,681	-	-		-		-
Loss on disposal of assets	790,563	-	100		4,807		100

Total Operating Expenses	33,055,180	(719,842)	1,553,508		1,471,376		2,937,689

Interest Expense	(409,704)	-	(2,245)		-		(4,733)

Loss from continuing operation	(33,464,884)	(719,842)	(1,555,753)		(1,471,376)		(2,942,422)

Discontinued Operations:
Net income (loss) from discontinued
landfill contract activities	(325,228)	-	8,659		-		8,659
NET LOSS	$(33,790,112)	$(719,842)	$(1,547,094)		$(1,471,376)		$(2,933,763)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.01)	$(0.02)	$	(0.02)	$	(0.04)
From Discontinued Operations		$0.00	$0.00		$0.00		$0.00
Net loss per share		$(0.01)	$(0.02)		$(0.02)		$(0.04)

Weighted average number of common shares outstanding		78,701,011	71,151,152		78,311,160		71,148,419

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common	Additional	During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total

Balances as of December 31, 2006	77,649,954	$1,553,000	$54,577,005	$(32,318,736)	$23,811,269

Issuance of common shares	1,553,919	31,077	849,854	-	880,931
Contribution of common shares	(10,000)	(200)	200	-	-
Net loss for the six month
period ended June 30, 2007	-	-	-	(1,471,376)	(1,471,376)

Balances as of June 30, 2007	79,193,873	$1,583,877	$55,427,059	$(33,790,112)	$23,220,824

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Six Months Ended
	Development	June 30,
	Stage (Unaudited)	2007	2006
Operating Activities
Net Loss from continuing operations	$(33,464,884)	$(1,471,376)	$(2,942,422)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	5,290,537	534,855	555,818
Valuation adjustment - equipment system	1,793,681	-	-
Loss on disposal of assets	790,563	4,807	100
Stock-based compensation	163,700	-	-
Non-cash expense - common stock transaction	3,970,000	-	1,050,000
Changes in certain assets and liabilities:
Prepaid expenses and other current assets	(104,984)	50,606	(9,625)
Deposits, spare parts and other assets	(451,015)	72,390	(65,263)
Accounts payable and accrued liabilities	2,113,250	300,162	288,056
Net Cash Used in Continuing Operations	(19,899,152)	(508,556)	(1,123,336)

Net income (loss) from discontinued operations	(325,228)	-	8,659
Adjustments to reconcile net cash used in discontinued operations:
Reserve (adjustment) for casualty loss	366,623	-	(8,659)
Changes in certain assets and liabilities:
Liabilities of discontinued operations	(415,100)	-	(184,290)
Net Cash Used in Discontinued Operations	(373,705)	-	(184,290)

Net Cash Used in Operating Activities	(20,272,857)	(508,556)	(1,307,626)

Investing Activities
Proceeds from sale of assets	137,230	-	-
Patent application costs	(494,185)	(16,230)	(8,894)
Construction of equipment system	(2,331,504)	-	-
Purchases of property and equipment	(28,414,664)	(169,334)	(361,561)

Net Cash Used in Investing Activities	(31,103,123)	(185,564)	(370,455)

(Continued)

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

(Continued)	Cumulative During	For the Six Months
	Development	Ended June 30,
	Stage (Unaudited)	2007	2006
Financing Activities
Proceeds from long-term debt issuances	219,596	-	-
Repayment of debt and capital leases	(1,404,324)	-	(30,975)
Re-acquisition of common stock	(43,500)	-	-
Proceeds from (payments on)
Note Payable - Officer	-	-	(1,515)
Proceeds from common stock issuance	52,910,736	880,931	1,743,854
Net Cash Provided by Financing Activities	51,682,508	880,931	1,711,364
Net increase in cash and cash equivalents	306,528	186,811	33,283
Cash and cash equivalents
at the beginning of the period	-	119,717	138,671

Cash and cash equivalents
at the end of the period	$306,528	$306,528	$171,954

CASH PAID DURING THE PERIOD FOR:
Interest	$409,704	$-	$5,873
Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

Going Concern Considerations: In December 2004, the Company commenced operating its combined animal and vegetative processing facility (the "CAV1 facility") on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. During the initial stages of operating the CAV1 facility the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage company with a working capital deficit of $1,694,555, has incurred cumulative losses since inception and has been dependent on investor capital to sustain its activities. The Company also reflected a net loss of $1,471,376 and net cash used in operations of $508,556 for the six months ended June 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm issued a “going concern” opinion on the Company’s December 31, 2006 financial statements because the Company has incurred significant losses since inception, is not revenue generating and is dependent entirely on investment funding. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN (continued)

As further detailed in Note 10 - Subsequent Events, during the period since July 1, 2007 through the filing date of this report, the Company allocated its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008, subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and cash flows from operations, the Company plans to begin operating the CAV1 facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6).

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

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements and related footnotes as of and for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of June 30, 2007 and the results of operations and cash flows for the six month period ended June 30, 2007 have been included. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year. There are no additional material subsequent events or material contingencies that require disclosure. The information included in these unaudited financial statements should be read in conjunction with the Plan of Operation contained in this report and with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Contributed Shares - 2007: On April 18, 2007, Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, committed to a contribution of 10,000 shares of his personal common stock to be distributed to a new shareholder as a price adjustment. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. Mr. Denney, as the largest stockholder, stood to benefit from an increase in the Company’s value resulting from raising additional capital. After the transaction is completed, Mr. Denney will own 31,542,045.5 shares. There were no other related party transactions during the six months ended June 30, 2007.

Contributed Shares and Stock Purchases by Directors - 2006: On various dates between January 25, 2006, and June 30, 2006, in private placement offerings limited to existing shareholders, the Company sold an aggregate of 1,536,236 shares of common stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed to the Company without consideration by Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, and Jack B. Simpson, a cofounder of the Company, a principal stockholder, and former director; Mr. Denney and Mr. Simpson each contributed half of the shares. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to avoid the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Mr. Denney and Mr. Simpson, as the largest stockholders, stood to benefit from an increase in the Company’s value resulting from raising the additional capital. On June 30, 2006, the offering in which Mr. Denney and Mr. Simpson contributed their personal shares was closed; after the transactions, Mr. Denney owned 31,552,045.5 shares and Mr. Simpson owned 14,165,813.5 shares. Included in the above noted sales of common stock were the following. On January 25, 2006, the Company sold 250,000 shares of common stock for $250,000 and on May 2, 2006, the Company sold 200,000 shares of common stock for $200,000 to Mr. P. E. MacAllister, a director. On June 30, 2006, the Company sold 750,000 shares of common stock for $750,000 to Mr. Philip H. Good, a director.

Non-Cash Related Party Stock Purchase Expenses - 2006: In conjunction with the stock purchases during the six months ended June 30, 2006 by Mr. MacAllister and Mr. Good, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded $1,050,000 non-cash increase in its “additional paid in capital” account and recorded non-cash transaction expense for the same amount. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between “fair value” (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent “fair value” and cannot be viewed as an “arms-length transaction” for purposes of the application of the rule and for the related computation.

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
JUNE 30, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

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

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities represent estimated liabilities that apply to the reported period and have not been billed by the provider or paid by the Company. At June 30, 2007, accrued liabilities consisted of the following:

Accrued Property Taxes	$1,050,738

Accrued Vacation	27,626

Accrued Payroll and Payroll Taxes	13,062

Accrued Professional Fees	119,000

Total Accrued Liabilities	$1,210,426

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
JUNE 30, 2007

NOTE 4 - ACCRUED LIABILITIES (continued)

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

Private Placements of Common Stock: During the six month period ended June 30, 2007, the Company directly sold 1,543,919 shares of common stock in private placements that resulted in net proceeds to the Company of $880,931

Contributed Shares: As further detailed in Note 3 - Related Party Transactions, on April 18, 2007, Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, committed to a contribution of 10,000 shares of his personal common stock to be distributed to a new shareholder as a price adjustment. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount.

NOTE 6 - NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS"). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of June 30, 2007 and 2006. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 6 - NET LOSS PER COMMON SHARE (continued)

common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:
	For the Three		For the Six
	Months Ended June 30,		Months Ended June 30,
	2007	2006	2007	2006

Outstanding shares	79,193,873	71,165,657	79,193,873	71,165,657

Effect of Weighting	(492,862)	(14,505)	(882,713)	(17,238)

Weighted Average
Common Shares Outstanding	78,701,011	71,151,152	78,311,160	71,148,419

NOTE 7 - INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there are no net deferred tax assets or liabilities at June 30, 2007 and no provision or benefit recorded in the statements of operations for the periods presented.

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
JUNE 30, 2007

NOTE 8 - DISCONTINUED OPERATIONS (continued)

Consistent with the requirements of SFAS No. 144, the above noted activities are being reported as discontinued operations. There are no income tax liabilities or benefits associated with the discontinued operations.

Because of the reclassification of previously reported revenues to discontinued operations, the Company now reports $ -0- revenues. The revenue and the operating results of the discontinued activities for the six month periods ended June 30, 2007 and June 30, 2006 and for the cumulative during development stage were as follows:

	Cumulative During	For the Three		For the Six
	Development	Months Ended June 30,		Months Ended June 30,
	Stage (Unaudited)	2007	2006	2007	2006

Revenues	$8,448,276	$-	$-	$-	$-

Cost of Services Provided	8,773,504	-	(8,659)	-	(8,659)

Net Income (Loss)	$(325,228)	$-	$8,659	$-	$8,659

Effective May 2004, the Company recorded a $485,000 loss accrual related to equipment damaged in a fire at the St. Lucie County landfill site. “Cost of Services Provided” in the discontinued operations shown above includes an adjustment of $109,718 for revisions reducing the accrual. During the six months ended June 30, 2006 upon settlement in full of the remaining liability consisting of lease payments on equipment damaged in a casualty loss, an adjustment of $8,659 was recorded to write off the balance of the accrual. There were no assets or liabilities related to discontinued operations as of June 30, 2006 or thereafter.

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2007

NOTE 10 - SUBSEQUENT EVENTS

Securities Transactions: Subsequent to June 30, 2007 on various dates the Company directly sold 103,616 shares of common stock in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $52,880.

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

Shares Issued to Consultants: On August 16, 2007 the Company issued 75,000 shares of common stock as a part of an agreement executed with Jesteda Partners, LLC (see comments below under “Efforts to Raise New Capital”).

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
JUNE 30, 2007

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

ITEM 2.  PLAN OF OPERATION

Overview

As of June 30, 2007, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing.

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

 Liquidity and Capital Resources

As of June 30, 2007, the Company’s working capital deficit was $1,694,555 compared to a working capital deficit of $1,530,598 as of December 31, 2006. During the six months ended June 30, 2007 the Company received $880,931 in proceeds from private placements of the Company’s common stock during the period.

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

The Company’s investment in its CAV1 facility is $26.0 million as of June 30, 2007. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, with piping and control for two production lines to operational status. This amount also includes the cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, reverse osmosis, process control and ancillary buildings, all to support up to six production lines. Of the total construction costs of the facility, $17.6 million represents lines one and two and related equipment already operational, $6.0 million represents construction in process in lines three and four and the hydrolysis system, and $2.4 million represents buildings, leasehold improvements and back up spare parts.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of June 30, 2007, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of June 30, 2007, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not presently party to any legal proceedings and is not aware of any pending litigation.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates from April 3, 2007 through June 21, 2007, the Company directly sold 702,138 shares of common stock to fourteen stockholders, each of whom the Company believes to be an accredited investor, in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $352,572,. The shares were offered and sold without general solicitation or advertising and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

On April 18, 2007, Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, committed to a contribution to the Company of 10,000 shares of his personal common stock to be distributed to a new shareholder as a price adjustment of shares previously purchased and the Company issued the shares to the new shareholder.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

On June 16, 2007, the Company held its Annual Meeting of Stockholders at its corporate offices in West Palm Beach, Florida. At the meeting Larry W. Denney, Sandra McDonald and P. E. MacAllister were elected to the Board of Directors by unanimous vote of those stockholders in attendance (48,234,759 shares represented) which constituted about 61% of the outstanding shares of Common Stock (78,988,850 shares outstanding as of June 16, 2007). Directors were elected for a term expiring at the next Annual Meeting of Stockholders. No other matters were submitted to the security holders of the Company for a vote during the Annual Meeting of Stockholders.

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