Form 10QSB
period 2007-09-30
BIOMASS PROCESSING TECHNOLOGY INC
filed 2007-10-31
CIK 1230489

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

Form 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of October 24, 2007, there were 79,543,874 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format: Yes ☒ No ☐

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES

QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (unaudited)

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED BALANCE SHEET (UNAUDITED)
SEPTEMBER 30, 2007

ASSETS
Current assets
Cash and cash equivalents	$34,085
Prepaid expenses and other current assets	53,957

Total Current Assets	88,042

Property and equipment, net	22,595,767

Other assets
Equipment system	287,280
Spare parts	1,233,911
Patent application costs	499,030
Deposits and other assets	38,665

Total Other Assets	2,058,886

Total Assets	$24,742,695

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$912,419
Accrued liabilities	1,276,569

Total Current Liabilities	2,188,988

Commitments and Contingencies	-

Stockholders' equity
Common stock, $.02 par value; 100,000,000 shares
authorized; issued and outstanding, 79,392,489	1,587,850
Additional paid in capital	55,525,366
Deficit accumulated during the development stage	(34,559,509)

Total Stockholders' Equity	22,553,707

Total Liabilities and Stockholders' Equity	$24,742,695

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Cumulative
	During Development Stage	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	(Unaudited)	2007	2006	2007		2006
Revenues	$-	$-	$-		$-		$-

Operating Expenses:
Research and development	25,684,725	504,326	1,626,236		1,436,040		4,008,007
Depreciation	5,555,608	265,071	277,146		799,926		832,964
Valuation adjustment -
Equipment system	1,793,681	-	-		-		-
Loss on disposal of assets	790,563	-	-		4,807		100

Total Operating Expenses	33,824,577	769,397	1,903,382		2,240,773		4,841,071

Interest Expense	(409,704)	-	(1,059)		-		(5,792)

Loss from continuing operation	(34,234,281)	(769,397)	(1,904,441)		(2,240,773)		(4,846,863)

Discontinued Operations:
Net income (loss) from discontinued
landfill contract activities	(325,228)	-	-		-		8,659
NET LOSS	$(34,559,509)	$(769,397)	$(1,904,441)		$(2,240,773)		$(4,838,204)

Loss per Common Share, Basic and Diluted:
From Continuing Operations		$(0.01)	$(0.03)	$	(0.03)	$	(0.07)
From Discontinued Operations		$0.00	$0.00		$0.00		$0.00
Net loss per share		$(0.01)	$(0.03)		$(0.03)		$(0.07)

Weighted average number of common shares outstanding		79,275,161	71,719,680		75,184,889		71,340,932

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(UNAUDITED)

				Deficit
				Accumulated
	Number of	Common	Additional	During the
	Common	Stock,	Paid in	Development
	Shares	at Par Value	Capital	Stage	Total
Balances as of December 31, 2006	77,649,954	$1,553,000	$54,577,005	$(32,318,736)	$23,811,269

Issuance of common shares	1,677,535	33,550	910,661		944,211
Contribution of common shares	(10,000)	(200)	200		-
Issuance of common shares - consulting	75,000	1,500	37,500		39,000
Net loss for the nine month
period ended September 30, 2007	-	-	-	(2,240,773)	(2,240,773)
Balances as of September 30, 2007	79,392,489	$1,587,850	$55,525,366	$(34,559,509)	$22,553,707

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Nine Months Ended
	Development	September 30,
	Stage (Unaudited)	2007	2006
Operating Activities
Net Loss from continuing operations	$(34,234,281)	$(2,240,773)	$(4,846,863)
Adjustments to reconcile net loss to net cash used in continuing operations:
Depreciation	5,555,608	799,926	832,964
Valuation adjustment - equipment system	1,793,681	-	-
Loss on disposal of assets	790,563	4,807	100
Stock-based compensation	202,700	39,000	-
Non-cash expense - common stock transactions	3,970,000	-	2,232,500
Changes in certain assets and liabilities:
Prepaid expenses and other current assets	(102,923)	52,667	132,164
Deposits, spare parts and other assets	(450,515)	72,890	(138,904)
Accounts payable and accrued liabilities	2,245,137	432,049	450,952
Net Cash Used in Continuing Operations	(20,230,030)	(839,434)	(1,337,087)

Net income (loss) from discontinued operations	(325,228)	-	8,659
Adjustments to reconcile net cash used in discontinued operations:
Reserve (adjustment) for casualty loss	366,623	-	(8,659)
Changes in certain assets and liabilities:
Liabilities of discontinued operations	(415,100)	-	(184,290)
Net Cash Used in Discontinued Operations	(373,705)	-	(184,290)

Net Cash Used in Operating Activities	(20,603,735)	(839,434)	(1,521,377)

Investing Activities
Proceeds from sale of assets	137,230	-	-
Patent application costs	(499,030)	(21,075)	(140,366)
Construction of equipment system	(2,331,504)	-	-
Purchases of property and equipment	(28,414,664)	(169,334)	(662,964)

Net Cash Used in Investing Activities	(31,107,968)	(190,409)	(803,330)

(Continued)

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

	Cumulative During	For the Nine Months Ended
	Development	September 30,
(Continued)	Stage (Unaudited)	2007	2006
Financing Activities
Proceeds from long-term debt issuances	219,596	-	-
Repayment of debt and capital leases	(1,404,324)	-	(41,935)
Re-acquisition of common stock	(43,500)	-	-
Repayment of Note Payable - Officer	-	-	(1,515)
Proceeds from common stock issuance	52,974,016	944,211	2,273,853
Net Cash Provided by Financing Activities	51,745,788	944,211	2,230,403
Net increase (decrease) in cash and cash equivalents	34,085	(85,632)	(94,304)
Cash and cash equivalents
at the beginning of the period	-	119,717	138,671
Cash and cash equivalents
at the end of the period	$34,085	$34,085	$44,367

CASH PAID DURING THE PERIOD FOR:
Interest	$409,704		$5,272
Income taxes	$-	$-	$-

See accompanying notes to unaudited consolidated financial statements

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

Going Concern Considerations: In December 2004, the Company commenced operating its combined animal and vegetative processing facility (the "CAV1 facility") on a test basis by initiating test production of product. The Company continues to be a development stage enterprise as defined under GAAP because it has not yet generated significant revenues in its intended business. During the initial stages of operating the CAV1 facility the Company will concentrate its efforts on testing for quality and consistency of product, production technique refinements, and building of inventory. Historically, the Company has relied upon outside investor funds to maintain its operations and develop its business. The Company anticipates it will continue to require funding from investors for working capital and expansion during its initial stages of operations. The Company cannot provide assurances that additional investor funds will be available on terms acceptable to the Company. The Company is a development stage company with a working capital deficit of $2,100,946, has incurred cumulative losses since inception and has been dependent on investor capital to sustain its activities. The Company also reflected a net loss of $2,240,773 and net cash used in operations of $839,434 for the nine months ended September 30, 2007. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firm issued a “going concern” opinion on the Company’s December 31, 2006 financial statements because the Company has incurred significant losses since inception, is not revenue generating and is dependent entirely on investment funding. The accompanying unaudited consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 1 - ORGANIZATION, BASIS OF PRESENTATION AND GOING CONCERN (continued)

As further detailed in Note 10 - Subsequent Events, during the period since October 1, 2007 through the filing date of this report, the Company allocated its capital resources to the completion of its production facilities and its efforts to secure significant additional funding sufficient to support commencing operations. During the second half of 2007 and first half of 2008, subject to raising the additional capital the Company requires in order to commence operations, through a combination of additional capital investment and cash flows from operations, the Company plans to begin operating the CAV1 facility with lines 1 and 2, add production lines 3 and 4, complete construction of its hydrolysis system (a pre-processing of biomass that reduces the cost of raw materials and fuel costs), and construct two additional permitted fermentation lines (5 and 6).

The Company believes that its current capital resources will be insufficient to fund the Company's intended operations and expansion beyond the fourth quarter of 2007 and that it will be required to raise additional capital through the offering of equity securities, the incurrence of indebtedness or a combination of both. There is no assurance that the Company will be able to raise any additional funds which may be necessary to enable it to continue its planned business operations. Should any of management’s planned events not occur, the accompanying consolidated financial statements may be materially affected.

Basis of Presentation: The accompanying unaudited consolidated financial statements of the Company have been prepared in accordance with GAAP for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-B. Accordingly, they do not include all of the information and disclosures required for annual financial statements and related footnotes as of and for the year ended December 31, 2006, included in the Company's Annual Report on Form 10-KSB. In the opinion of management, all the adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of the Company's financial position as of September 30, 2007 and the results of operations and cash flows for the nine month period ended September 30, 2007 have been included. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year. There are no additional material subsequent events or material contingencies that require disclosure. The information included in these unaudited financial statements should be read in conjunction with Plan of Operation contained in this report and with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission ("SEC") for the year ended December 31, 2006.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

NOTE 3 - RELATED PARTY TRANSACTIONS

Contributed Shares - 2007: On April 18, 2007, Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, committed to a contribution of 10,000 shares of his personal common stock to be distributed to a new shareholder as a price adjustment. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. Mr. Denney, as the largest stockholder, stood to benefit from an increase in the Company’s value resulting from raising additional capital. After the transaction is completed, Mr. Denney will own 31,542,045.5 shares. There were no other related party transactions during the nine months ended September 30, 2007.

Contributed Shares and Stock Purchases by Directors - 2006: On various dates between January 25, 2006, and June 30, 2006, in private placement offerings limited to existing shareholders, the Company sold an aggregate of 1,536,236 shares of common stock at prices between $1.00 and $1.50 per share to 30 investors, all of whom the Company believes to be accredited investors, for aggregate proceeds of $1,643,854. All of the shares sold were contributed to the Company without consideration by Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, and Jack B. Simpson, a co-founder of the Company, a principal stockholder, and former director; Mr. Denney and Mr. Simpson each contributed half of the shares. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount. The shares were contributed to reduce the dilutive effect on existing stockholders that would have resulted had the Company sold newly issued shares at lower prices than those paid by previous investors.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

Non-cash Related Party Stock Purchase Transaction Expenses - 2006: In conjunction with the stock purchases by Mr. Good and Mr. MacAllister, pursuant to accounting rules and principles applicable to stock sales in related party transactions, the Company recorded non-cash increases in its “additional paid in capital” account and recorded non-cash transaction expenses for the same amounts in total amounts of $-0- and $2,232,500 for the nine months ended September 30, 2007 and 2006, respectively. The accounting rules require that in related party transactions, a non-cash expense be recorded for the difference between “fair value” (as defined in the rules) and the selling price. Further, the transaction with the related party cannot be considered to represent “fair value” and cannot be viewed as an “arms-length transaction” for purposes of the application of the rule and for the related computation.

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
SEPTEMBER 30, 2007

NOTE 3 - RELATED PARTY TRANSACTIONS (continued)

In May and June 2006 there were purchases of approximately 215,000 shares by existing shareholders at $1.50 per share; this amount was used to represent “fair value” for computations of transactions immediately after that period. Non-cash related party stock purchase transaction expenses related to purchases in 2006 discussed above were computed as follows:

	MacAllister	MacAllister	Good	MacAllister
Purchases	Jan. 25, 2006	May 2, 2006	June 30, 2006	Aug. 31, 2006
Most Recent Offering Price	$2.50	$2.50	$1.50	$1.50
Related Party Price Paid	(1.00)	(1.00)	(1.00)	(1.00)

Difference Per Share	$1.50	$1.50	$0.50	$0.50
Number of Shares Purchased	250,000	200,000	750,000	100,000

Non-Cash Transaction Expense	$375,000	$300,000	$375,000	$50,000

Non-cash related party stock purchase transaction expenses related to the stock distribution of September 12, 2006 were computed as follows:

Price Adjustment Distribution	Good	MacAllister	MacAllister	Good	MacAllister
Declared Sept. 12, 2006	Nov. 14, 2005	Jan. 25, 2006	May 2, 2006	June 30,2006	Aug. 31, 2006
Most Recent Offering Price	$0.50	$0.50	$0.50	$0.50	$0.50
Less: Related Party Price Paid	-	-	-	-	-
Difference Per Share	$0.50	$0.50	$0.50	$0.50	$0.50
Number of Shares Issued	965,000	250,000	200,000	750,000	100,000

Non-Cash Related Party Transaction Expense	$482,500	$125,000	$100,000	$375,000	$50,000

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 4 - ACCRUED LIABILITIES

Accrued liabilities represent estimated liabilities that apply to the reported period and have not been billed by the provider or paid by the Company. At September 30, 2007, accrued liabilities consisted of the following:

Accrued Property Taxes	$1,190,320
Accrued Vacation	27,643
Accrued Payroll and Payroll Taxes	11,106
Accrued Professional Fees	47,500

Total Accrued Liabilities	$1,276,569

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 5 - EQUITY CAPITAL (continued)

Private Placements of Common Stock: During the nine month period ended September 30, 2007, the Company directly sold 1,677,535 shares of common stock in private offerings that resulted in net proceeds to the Company of $944,211.

Contributed Shares - 2007: As further detailed in Note 3 - Related Party Transactions, on April 18, 2007, Larry W. Denney, Chairman of the Board, President, and Chief Executive Officer, committed to a contribution of 10,000 shares of his personal common stock to be distributed to a new shareholder as a price adjustment. These contributed shares were accounted for as a capital contribution to the Company, recorded as a decrease to common stock at $.02 per share par value and an increase to additional paid in capital in the same amount.

Shares Issued for Consulting Services: On August 16, 2007 the Company issued 75,000 shares of common stock as a part of an agreement executed with Jesteda Partners, LLC, an investment banking group that was engaged to assist the Company in raising new capital.

NOTE 6 - NET LOSS PER COMMON SHARE

Statement of Financial Accounting Standards (“SFAS”) No. 128, “Earnings Per Share” requires companies with complex capital structures or common stock equivalents to present both basic and diluted earnings per share ("EPS"). The Company’s only authorized capital stock is 100,000,000 shares of common stock, $0.02 par value per share. There were no common share equivalents as of September 30, 2007 and 2006. Basic EPS is calculated by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Diluted EPS is calculated by dividing net income (loss) available to common stockholders by the weighted average number of common shares and common stock equivalents. Common equivalent shares are excluded from the computation in periods in which they have an anti-dilutive effect.

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 6 - NET LOSS PER COMMON SHARE (continued)

A reconciliation of the number of common shares shown as outstanding in the consolidated financial statements with the number of shares used in the computation of weighted average common shares outstanding is shown below:

	For the Three		For the Nine
	Months Ended September 30,		Months Ended September 30,
	2007	2006	2007	2006
Outstanding shares	79,392,489	74,697,802	79,392,489	74,697,802
Effect of Weighting	(117,328)	(2,978,122)	(4,207,600)	(3,356,870)

Weighted Average
Common Shares Outstanding	79,275,161	71,719,680	75,184,889	71,340,932

NOTE 7 - INCOME TAXES

All deferred tax assets created by the Company’s net operating losses are offset in their entirety by a deferred tax asset valuation allowance, therefore there are no net deferred tax assets or liabilities at September 30, 2007 and no provision or benefit recorded in the statements of operations for the periods presented.

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
SEPTEMBER 30, 2007

NOTE 8 - DISCONTINUED OPERATIONS (continued)

Consistent with the requirements of SFAS No. 144, the above noted activities are being reported as discontinued operations. There are no income tax liabilities or benefits associated with the discontinued operations.

The revenue and the operating results of the discontinued activities for the nine month periods ended September 30, 2007 and September 30, 2006 and for the cumulative during development stage were as follows:

	Cumulative
	During	For the Three Months		For the Nine Months
	Development	Ended September 30,		Ended September 30,
	Stage (Unaudited)	2007	2006	2007	2006
Revenues	$8,448,276	$-	$-	$-	$-

Cost of Services Provided	8,773,504	-	-	-	(8,659)

Net Income (Loss)	$(325,228)	$-	$-	$-	$8,659

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

BIOMASS PROCESSING TECHNOLOGY, INC. AND SUBSIDIARIES
(A DEVELOPMENT STAGE COMPANY)
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2007

NOTE 10 - SUBSEQUENT EVENTS

Securities Transactions: On various dates subsequent to September 30, 2007, the Company directly sold 151,385 shares of common stock in a private offering limited to existing stockholders that resulted in net proceeds to the Company of $76,580.

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

ITEM 2.  PLAN OF OPERATION

Overview

As of September 30, 2007, the Company was a development stage company, as its planned principal operations had not commenced and it had not conducted significant operations or generated significant operating revenues since its inception. The principal business of the Company is intended to be the development and commercialization of its proprietary biomass processing technology, through the application of which biomass material may be converted into its constituent components using hydrolysis and fermentation-based processing.

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

 Liquidity and Capital Resources

As of September 30, 2007, the Company’s working capital deficit was $2,100,946 compared to a working capital deficit of $1,530,598 as of December 31, 2006. During the nine months ended September 30, 2007 the Company received $944,211 in proceeds from private placements of the Company’s common stock during the period.

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

The Company’s investment in its CAV1 facility is $26.0 million as of September 30, 2007. This amount includes construction and installation of all reactors and major equipment for four lines of fermentation, with piping and control for two production lines to operational status. This amount also includes the cost of construction of redundant infrastructure, such as boilers, hydrolysis reactors, compressed air, freon chillers, evaporative water cooling, reverse osmosis, process control and ancillary buildings, all to support up to six production lines. Of the total construction costs of the facility, $17.6 million represents lines one and two and related equipment already operational, $6.0 million represents construction in process in lines three and four and the hydrolysis system, and $2.4 million represents buildings, leasehold improvements and back up spare parts.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, as of September 30, 2007, the Company's management carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures. This evaluation was carried out by Larry W. Denney, the Company's Chief Executive Officer, and Robert F. Kendall, the Company’s Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that as of September 30, 2007, the Company's disclosure controls and procedures were not effective in timely alerting them to material information required to be included in the Company's periodic SEC reports.

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

There were no changes in the Company's internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 under the Exchange Act with respect to the fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company is not presently aware of any pending litigation and is not party to any legal proceedings except as described below.

On an annual basis the tax authorities of Okeechobee County, Florida assess the Company for personal property taxes on the manufacturing and production equipment included in the Company’s CAV1 facility. The amounts the Company has accrued include estimated penalties and interest. (See Note 4 - Accrued Liabilities and Note 10 - Subsequent Events.) The amount of these taxes for the 2004 calendar year was $179,355. The Company did not pay this amount when it was asserted to be due, and in June 2006, the County filed a lien on the Company's equipment in the amount of the back taxes. In May 2007 the County filed an additional lien in the amount of $328,259 for 2005 personal property taxes. In October, 2007 the County notified the Company of its intention to file a lien on the Company's equipment in the amount of the back taxes for 2006 of $295,403. The County may enforce the lien by seizing the Company's equipment and offering it for sale to third parties. The Company has been in discussions with County officials regarding the tax liability, has indicated its intention to satisfy the liability after the Company becomes operational and has the financial capacity to do so, and has made good faith payments to the County of approximately $82,200 towards the Company's tax liability.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On various dates from July 11, 2007 through September 28, 2007, the Company directly sold 198,616 shares of common stock to four existing stockholders, each of whom the Company believes to be an accredited investor, in private offerings limited to existing stockholders that resulted in net proceeds to the Company of $63,280. The shares were offered and sold without general solicitation or advertising and without registration in reliance on Section 4(2) of the Securities Act of 1933, as amended, and Rule 506 of Regulation D thereunder.

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